Form 10-K
period 2020-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2021-01-26
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020 or

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

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑    No ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $7.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 14, 2021, Carnival Corporation had outstanding 932,485,510 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 14, 2021, Carnival plc had outstanding 183,830,161 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 932,485,510 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 Annual Report and 2021 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

1

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2020

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2020 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2020 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6.    Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2021 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Item 14.    Principal Accountant Fees and Services.

PART I

Item 1. Business.

A. Overview

I.Summary

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as if they are a single economic enterprise with a single senior executive management team and identical Boards of Directors, but each has retained its separate legal identity. Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us” and “we.” We are one of the world’s largest leisure travel companies with operations in North America, Australia, Europe and Asia.

II.    Recent Developments

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March. In response to this unprecedented situation, we acted to protect the health and safety of guests and shipboard team members, optimize the pause in guest operations and increase our liquidity position. In September, we began the resumption of limited guest operations as part of our phased-in return to service. As of January 14, 2021, none of our ships were operating with guests onboard. We anticipate a gradual return to service over time. As we have never previously experienced a complete cessation of our guest cruise operations, we cannot predict the timing of our complete return to service and when various ports will reopen to our ships.

Protecting the Health and Safety of Guests and Team Members

Early in the pause period, we returned over 260,000 guests to their homes, coordinating with a large number of countries around the globe. We chartered aircraft, utilized commercial flights and even used our ships to sail home guests who could not fly. We also worked around the clock with various local governmental authorities to repatriate our shipboard team members as quickly as possible, using our ships and chartering hundreds of planes. We focused on the physical and mental health of our shipboard team members who experienced extended stays onboard during our repatriation efforts. Wherever possible, we provided shipboard team members with single occupancy cabin accommodations, many with a window or balcony. Shipboard team members also had access to fresh air and other areas of the ship, movies and internet, and available counseling. We were able to successfully repatriate our shipboard team members to more than 130 countries around the globe, other than the safe manning team members who remained on the ships.

We also implemented significant changes in the way we work, pivoting our shoreside operations to allow for remote working, where possible, in order to facilitate physical distancing protocols. We believe these measures are critical to helping keep our employees, their families and the communities in which we work safe and healthy.

Optimizing the Pause in Guest Operations

While our highest responsibility and top priorities remain focused on maintaining compliance everywhere we operate, protecting the environment and the health, safety and well-being of our guests, the people in the communities we touch and serve, and our shipboard and shoreside employees, we significantly reduced operating expenses by transitioning ships into pause status, reducing marketing and selling expenses, implementing a combination of layoffs, furloughs, reduced work weeks and salary and benefit reductions across the company, including senior management, instituting a hiring freeze across the organization and significantly reducing consultant and contractor roles. In addition, we reduced non-newbuild capital expenditures.

Optimizing the Future Fleet

We expect future capacity to be moderated by the phased re-entry of our ships, the removal of capacity from our fleet and delays in new ship deliveries. Since the pause in guest operations, we have accelerated the removal of ships in 2020 which were previously expected to be sold over the ensuing years. We now expect to dispose of 19 ships, 15 of which have already left the fleet as of January 14, 2021. In total, the 19 ships represent approximately 13 percent of pre-pause capacity and only three percent of operating income in 2019. The sale of less efficient ships is expected to result in future operating expense efficiencies of approximately two percent per available lower berth day ("ALBD") and a reduction in fuel consumption of approximately one percent per ALBD.

Since the pause in guest cruise operations began and through November 30, 2020, we have taken delivery of only two (Enchanted Princess and Iona) of the four ships originally scheduled for delivery in fiscal 2020. Subsequent to November 30, 2020 and through January 14, 2021, we took delivery of two additional ships (Mardi Gras and Costa Firenze). We expect only one more ship to be delivered in fiscal 2021 compared to five ships that were originally scheduled for delivery in fiscal 2021.

Based on the actions taken to date and the scheduled newbuild deliveries through 2022, our fleet is expected to only experience a 1.9 percent compounded annual average capacity growth rate through 2022, be more cost efficient with a roughly 14 percent larger average berth size per ship and an average age of 12 years in 2022 versus 13 years, in each of these cases as compared to 2019.

Liquidity

We have taken, and continue to take, significant actions to preserve cash and obtain additional capital to increase our liquidity. Since March 2020 we have raised $19 billion through a series of transactions.

Refer to "Liquidity, Financial Condition and Capital Resources", Note 1 - “Liquidity and Management’s Plans” and “Critical Accounting Estimates, Liquidity and COVID-19” for additional discussion regarding our liquidity.

Resumption of Guest Operations

We resumed limited guest operations in September 2020, with Costa Cruises ("Costa") and then with AIDA Cruises ("AIDA") in October 2020. The initial cruises will continue to take place with adjusted passenger capacity and enhanced health protocols developed with government and health authorities, and guidance from our roster of medical and scientific experts. As of January 14, 2021, none of our ships were operating with guests onboard. These and other brands and ships are expected to return to service over time, as part of our goal to provide guests with unmatched joyful vacations in a manner consistent with our vision regarding our highest priorities, which are compliance, environmental protection and the health, safety and well-being of our guests, crew, shoreside employees and the people in the communities our ships visit.

Health and Safety Protocols

As the understanding of COVID-19 continues to evolve, we have been working with a number of world-leading public health, epidemiological and policy experts to support our ongoing efforts with enhanced protocols and procedures for the return of cruise vacations. These advisors will continue to provide guidance based on the latest scientific evidence and best practices for protection and mitigation, as well as regulatory requirements.

Working with governments, national health authorities and medical experts, Costa and AIDA have a comprehensive set of health and hygiene protocols that has helped facilitate a safe and healthy return to cruise vacations. These enhanced protocols are modeled after shoreside health and mitigation guidelines as provided by each brand's respective country, and approved by all relevant regulatory authorities of the flag state, Italy. Protocols will be updated based on evolving scientific and medical knowledge related to mitigation strategies. Costa is the first cruise company to earn the Biosafety Trust Certification from Registro Italiano Navale ("RINA"). The certification process examined all aspects of life onboard and ashore and assessed the compliance of the system with procedures aimed at the prevention and control of infections.

We are also working directly with the Centers for Disease Control and Prevention (“CDC”) on the development of protocols necessary to resume cruising from the United States. We, in conjunction with our advisors, are currently evaluating the requirements set forth in the CDC’s Framework for Conditional Sailing Order effective as of October 30, 2020. The current framework consists of several initial requirements that cruise ship operators will need to follow prior to resuming guest operations. Further, the current framework is subject to additional technical instructions and orders from the CDC and may change based on public health considerations. While the current framework represents an important step in our return to service, many uncertainties remain.

The requirements outlined in the CDC’s current framework include:

•Establishment of laboratory testing of crew and guests onboard cruise ships in U.S. waters and upon embarkation and disembarkation
•Simulated voyages designed to test a cruise ship operators’ ability to mitigate COVID-19 on cruise ships
•Meeting and maintaining requirements for a Conditional Sailing Certificate, which include, among other things:
◦implementing the required testing protocols,
◦a prohibition on offering itineraries longer than seven days and
◦the demonstration, at each port where a ship intends to dock, of approval with U.S. port and local health authorities, which requires:
▪medical care agreements addressing evacuation to onshore hospitals,
▪housing agreements with onshore facilities for isolation and quarantine of COVID-19 cases and
▪port agreements to limit the number of cruise ships at any single port
•A return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission, or spread among passengers and crew onboard ships and ashore to communities

Our plans to resume U.S. operations will be designed to comply with the numerous requirements in the CDC’s framework. We continue to work closely with governments and health authorities in other parts of the world to ensure that our health and safety protocols will also comply with the requirements of each location. Implementing these initial and subsequent requirements may result in an increase in cost and take time before the continued resumption of our guest operations.

III. Vision, Goals and Related Strategies

At Carnival Corporation & plc, our highest responsibility and top priorities are to be in compliance everywhere we operate in the world, to protect the environment and the health, safety and well-being of our guests, the people in the communities we touch and serve and our shipboard and shoreside employees. On this foundation, we aspire to deliver unmatched joyful vacations for our guests, always exceeding their expectations and in doing so driving outstanding shareholder value. We are committed to a positive and just corporate culture, based on inclusion and the power of diversity. We operate with integrity, trust and respect for each other -- communicating, coordinating and collaborating while seeking candor, openness and transparency at all times. And we aspire to be an exemplary corporate citizen leaving the people and the places we touch even better.

We believe our portfolio of brands is instrumental to achieving our vision. Paramount to the success of our business is our commitment to health, environment, safety, security (“HESS”) and sustainability. We are committed to enhancing a culture of compliance and integrity that adheres to applicable legal and statutory requirements and the highest ethical principles. Our vision is based on four key pillars:

•Health, environment, safety, security and sustainability
•Guests
•Employees
•Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

We are committed to operating a safe and reliable fleet and to protect the environment and the health, safety and well-being of our guests, the people in the communities we touch and our shipboard and shoreside employees. We are dedicated to fully complying with, or exceeding, all legal and statutory requirements applicable to us related to health, environment, safety, security and sustainability throughout our business.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of safe and exceptional vacation experiences. We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will best meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and providing unequaled service to our guests.

Employees

Our goal is to foster a positive and just corporate culture, based on inclusion and the power of diversity that supports the recruitment, development and retention of the finest employees. A team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our officers, crew and shoreside personnel. We believe in building trust based relationships and listening to and acting upon our employees’ perspectives and ideas and use employee feedback tools to monitor and improve our progress in this area. We are a diverse organization and value and support our talented and diverse employee base. We are committed to employing people from around the world and hiring them based on the quality of their experience, skills, education and character, without regard for their identification with any group or classification of people.

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

B. Global Cruise Industry

I. Overview

In the face of the global impact of COVID-19, the global cruise industry paused guest cruise operations. While certain cruise lines have begun the resumption of limited guest operations, initially focusing on shorter cruise durations within select geographic areas and with a focus on local and regional itineraries, we anticipate a gradual return to service over time.

We believe cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Each brand in our portfolio meets the needs of a unique set of consumer psychographics and vacation needs which allows us to penetrate large addressable customer segments. The mobility of cruise ships enables us to move our vessels between regions in order to meet changing demand across different geographic areas.

Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience has a more casual ambiance and historically includes cruises that last seven days or less. The premium experience emphasizes quality, comfort, style and more destination-focused itineraries and appeals to those who are more affluent. Historically, the premium experience includes cruises that last from seven to 14 days. The luxury experience is usually characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible by larger ships. We have product and service offerings in each of these three broad classifications.

II. Passenger Capacity and Cruise Guests Carried by Ocean Going Vessels

(in thousands)	Average Passenger Capacity (a)		Cruise Guests Carried
Year	Global Cruise Industry (b)	Carnival Corporation & plc	Global Cruise Industry (c)	Carnival Corporation & plc
2018	520	230	28,500	12,400
2019	550	240	30,100	12,900

Due to the impact of COVID-19 on the global cruise industry in 2020, current year data is not meaningful and is not included in the table.

(a)In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(b)Amounts were based on internal estimates using public industry data.
(c)The global cruise guests carried for 2018 and 2019 were obtained from G.P. Wild, an independent cruise research company.

C. Our Global Cruise Business

I. Segment Information

	Ships expected to return to service as of November 30, 2020 (a)
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America and Australia ("NAA") Segment
Carnival Cruise Line	66,440	29%	23
Princess Cruises	42,610	18	14
Holland America Line	18,820	9	9
P&O Cruises (Australia)	7,230	3	3
Seabourn	2,570	1	5
	137,670	60	54

Europe and Asia (“EA”) Segment
Costa Cruises ("Costa")	34,980	15	11
AIDA Cruises ("AIDA")	31,930	14	14
P&O Cruises (UK)	19,020	8	6
Cunard	6,830	3	3
	92,760	40	34
	230,430	100%	88

(a)Excludes one ship that left the fleet after November 30, 2020 and four additional ships that are expected to leave the fleet through May 2021.

We also have a Cruise Support segment that includes our portfolio of leading port destinations and other services, all of which are operated for the benefit of our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates hotels, lodges, glass-domed railcars and motorcoaches which comprise our Tour and Other segment.

II. Ships Under Contract for Construction

As of November 30, 2020, we have a total of 14 cruise ships expected to be delivered through 2025. Our ship construction contracts are with Fincantieri and MARIOTTI in Italy, Meyer Werft in Germany and Meyer Turku in Finland.

	Expected Delivery Date	Passenger Capacity Lower Berth
Carnival Cruise Line
Mardi Gras	December 2020	5,250
Carnival Celebration	November 2022	5,250
Princess Cruises
Discovery Princess	January 2022	3,660
Newbuild (a)	November 2023	4,280
Newbuild (a)	May 2025	4,280
Holland America Line
Rotterdam	July 2021	2,660
Seabourn
Seabourn Venture	December 2021	260
Newbuild	October 2022	260
Costa
Costa Firenze	December 2020	4,240
Costa Toscana	December 2021	5,330
AIDA
AIDAcosma	December 2021	5,440
Newbuild	October 2023	5,440
P&O Cruises (UK)
Newbuild	December 2022	5,190
Cunard
Newbuild	December 2023	3,000

(a)Ship under Memorandum of Agreement and subject to financing.

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

For over 50 years, Princess has sailed the world bringing people closer together – by connecting guests to their loved ones, exciting cultures and new friends. The endless choices are enhanced by Princess MedallionClass experiences, which are enabled by a revolutionary wearable that supports a seamless, effortless, and personalized vacation, and are combined with our global destination expertise delivered through programs such as “North to Alaska”.

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

For almost 90 years, P&O Cruises (Australia) has taken Australians & New Zealanders on dream holidays to the South Pacific filled with amazing entertainment, world-class dining, idyllic destinations and unforgettable onboard experiences. With P&O Cruises (Australia) you can choose to do everything, or nothing at all.

Seabourn’s ultra-luxury resorts at sea represent the most advanced evolution of intimate, small-ship cruising with all ocean-front suites, beautifully designed spaces and exceptionally refined amenities. The official cruise line partner of UNESCO World Heritage, Seabourn offers discerning travelers immersive destination experiences on all seven continents. A variety of prestigious partnerships enhance the ships’ award-winning cuisine, world-class spa & wellness and other onboard enrichments, and our staffs’ unique style of sincere, heartfelt hospitality adds unforgettable Seabourn Moments to every voyage.

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

P&O Cruises (UK) is Britain’s favorite cruise line, welcoming guests to extraordinary travel experiences designed in a distinctively British way - through a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises (UK)’s fleet of premium ships deliver authentic travel experiences around the globe, combining style, quality and innovation with a sense of occasion and attention to detail, to create a truly memorable holiday.

Over its 180 year history, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. While onboard, Cunard guests experience unique signature moments, from Cunard’s white gloved afternoon tea service to spectacular gala evening balls to its renowned Insights Speaker program. Guest expectations are exceeded through Cunard’s exemplary White Star Service®, a legacy from the White Star Line. From the moment a guest steps onboard, every detail of their cruise is curated to ensure an enjoyable, memorable and luxurious experience.

IV. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2019	2018	Brands Mainly Serving
United States and Canada	7,170	6,790	Carnival Cruise Line, Princess Cruises, Holland America Line, Seabourn and Cunard
Continental Europe	2,590	2,340	Costa and AIDA
Asia	1,110	1,140	Princess Cruises and Costa
Australia and New Zealand	920	1,020	Carnival Cruise Line, Princess Cruises and P&O Cruises (Australia)
United Kingdom	780	810	P&O Cruises (UK) and Cunard
Other	300	310
Total	12,870	12,410

Due to the impact of COVID-19 on the global cruise industry in 2020, current year data is not meaningful and is not included in the table.

V. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2019	2018
Caribbean	32%	33%
Europe without Mediterranean	14	14
Mediterranean	13	13
Australia and New Zealand	7	8
Alaska	6	6
China	4	5
Other	25	23
	100%	100%

Due to the impact of COVID-19 on the global cruise industry in 2020, current year passenger capacity data by itinerary is not meaningful and is not included in the table.

VI. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as direct mailings are also used. Our brands have multiple pricing levels that vary by source market, category of guest accommodation, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are increased due to higher demand. We offer a variety of special promotions, including early booking, past guest recognition and travel agent programs.

Our bookings are generally taken several months in advance of the cruise departure date. Historically, the longer the cruise itinerary the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives.

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

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. We are providing flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits ("FCC") or to elect to receive refunds in cash.

VII. Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2020 has been adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. This historical trend has been disrupted by the pause in global cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season. During 2020, the Alaska cruise season was adversely impacted by the effects of COVID-19.

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

IX. Marketing Activities

We significantly reduced our marketing activities in 2020 due to the pause in global cruise operations as a result of COVID-19. Historically, guest feedback and research have supported the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers. Our goal has always been to increase consumer awareness for cruise vacations and further grow our share of their vacation spend. We measure and evaluate key drivers of guest loyalty and their satisfaction with our products and services that provide valuable insights about guests’ cruise experiences. We closely monitor our net promoter scores, which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family.

Our brands historically have had comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities have generally been designed to reach a local region in the local language. Our marketing efforts historically have allowed us to attract new guests online by leveraging the reach and impact of digital marketing and social media. Over time, we have invested in new marketing technologies to deliver more engaging and personalized communications. This has helped us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services.

Substantially all of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

X. Sales Relationships

We primarily sell our cruises through travel agents and tour operators that serve our guests in their local regions. Our individual cruise brands’ relationships with their travel agent partners are generally independent of each of our other brands. Our travel agents relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including discounts or complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes. In 2020, we continued to support our travel agent partners by generally protecting commissions on sailings cancelled as a result of COVID-19.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services. In 2020, due to physical distancing requirements, we held a variety of virtual training and educational programs to continue to support and develop our travel agent partners.

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

    XI. Ethics and Compliance

We believe a clear and strong ethics and compliance culture is imperative for the future success of any corporation. In August 2019, we enhanced our compliance framework and significantly increased the resources we devote to our compliance function by creating an Ethics and Compliance (“E&C”) governance function, as well as an ethics and compliance strategic plan. Our Chief Ethics and Compliance Officer, an executive officer and member of the executive leadership team, leads the effort to promote a strong ethics and compliance culture and further develop our E&C governance function throughout the company. This function involves compliance risk management, improved compliance training programs for our employees, thorough investigations relating to health, environmental and safety incidents and efforts to strengthen our corporate culture. More specifically, the E&C governance function’s strategic plan sets out the following four goals:

•Align and build upon fundamental principles - strengthen culture to support ethics and compliance
•Be proactive and embrace a risk-based approach - develop a more strategic mindset
•Assemble the people, platform and processes - organize ethics and compliance leadership, governance and procedures
•Listen and learn - promote open communications: speaking-up, listening, learning and responding

By taking these measures, we heightened our commitment to operate with integrity, which includes not only complying with applicable laws, but also treating our guests, employees and stakeholders with honesty, transparency and respect. To further heighten the focus on ethics and compliance, the Boards of Directors established the Compliance Committees, which oversee the E&C governance function, maintain regular communications with the Chief Ethics and Compliance Officer and ensure implementation of the E&C governance function’s strategic plan.

In 2020, despite the challenges related to COVID-19, we developed an interim strategic plan, called the Pause Priorities Plan, which included various improvements to be made during the pause in guest cruise operations. These improvements included the following:

•In the environmental arena, we made progress on improving food waste management; developing criteria for bringing back the most qualified environmental and technical talent before we resume guest operations; launching our Fleet Environmental Officer Program to further support, train and coach our environmental officers; developing a new and improved virtual environmental training program for Environmental Officers; and improving our efforts to conduct due diligence on the waste vendors that we engage across the company.
•For health, safety and security, we have made substantial progress in developing new protocols, installation of filters and testing equipment, and new awareness training to respond to the COVID-19 health crisis and to comply with the CDC’s current framework and the guidelines of other governmental authorities.
•To strengthen our capabilities to conduct internal investigations of HESS incidents, we revised and improved our investigation procedures and developed new training on root cause analysis.
•To continue strengthening the corporate culture, we developed a Culture Action Plan, which consists of various activities undertaken throughout 2020 and expected to continue into 2021, including efforts to highlight and incentivize key actions and behaviors, new trainings for managers and leaders, more frequent communications, revised performance evaluations, and culture surveys to measure progress. More specifically, we developed and announced our Culture Essentials, which are the key actions and behaviors we will seek to encourage and reinforce to further strengthen our culture.

XII. Sustainability

We strive to be a company that people want to work for and to be an exemplary global corporate citizen. Our commitment and actions to keep our guests and crew members safe and comfortable, protect the environment, develop and provide opportunities for our workforce, strengthen stakeholder relations and enhance both the communities where we work as well as the port communities that our ships visit, are reflective of our brands’ core values and vital to our success as a business enterprise.

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which are not incorporated in this document but can be viewed at www.carnivalcorp.com, www.carnivalplc.com and www.carnivalsustainability.com, were developed in accordance with the Global Reporting Initiative (GRI) Standards, the global standard for sustainability reporting. We have been publishing Sustainability Reports since 2011.

    XIII. Human Capital Management and Employees

Our shipboard and shoreside employees are sourced from over 100 countries. Excluding employees on leave, we reduced the employees onboard our ships throughout 2020 during the pause in guest cruise operations in order to maintain safe manning levels. In 2020 and 2019, we had an average of 58,000 and 92,000 employees onboard the ships we operated. Throughout 2020 we reduced our shoreside operations, resulting in an annual average of 11,000 full-time and 1,000 part-time/seasonal employees. In 2019, we had an average of 12,000 full-time and 2,000 part-time/seasonal employees. Historically, Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 63% and 26%, respectively. We consider our employee and union relationships to be strong.

A team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. To facilitate the recruitment, development and retention of our valuable team members, we strive to make Carnival Corporation & plc a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

Refer to "Recent Developments" for additional discussion regarding health and safety of our team members in light of COVID-19.

a.Talent Development

We believe in the investment in our team members through the training and development of both shoreside and shipboard employees. During the operational pause, our training teams have made significant progress in delivering virtual training to augment the normal training historically completed in-person. We anticipate as we move from the pause into full operations that we will continue to leverage a combination of virtual and in-person training to ensure that our teams are well-prepared to carry out their individual and collective responsibilities.

For our shipboard employees our goal is to be a leader in delivering high quality professional maritime training, as evidenced by the Arison Maritime Center. The Center is home to the Center for Simulator Maritime Training (“CSMART”). The leading edge CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available with the capacity to provide annual professional training for all our bridge and engineering officers. CSMART participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development. CSMART offers an environmental officer training program and additional environmental courses for bridge and engineering officers to further enhance our training on social responsibility and environmental awareness and protection.

b.Succession Planning

Our Boards of Directors believe that planning for succession is an important function. Our multi-brand structure enhances our succession planning process. At the corporate level, a highly-skilled management team oversees a collection of cruise brands. At both the corporate and brand levels, we continually strive to foster the professional development of senior management and other critical roles. As a result, Carnival Corporation & plc has developed a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to all of our senior executive positions, including our Chief Executive Officer.

XIV. Supply Chain

We incur expenses for goods and services to deliver exceptional cruise experiences to our guests. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service, innovation and sustainability. We are focused on the creation of strategic partnerships and will streamline our supplier base where it is prudent. Our largest capital investments are for the construction of new ships.

XV.     Insurance

a.General
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

b.Protection and Indemnity (“P&I”) Coverages

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

c.Hull and Machinery Insurance

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

d.War Risk Insurance

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

e.Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation business, shore excursion operations and shoreside operations, including our port and related commercial facilities. We also maintain worker’s compensation, director’s and officer’s liability and other insurance coverages.

XVI. Governmental Regulations

a. Maritime Regulations

1. General

Our ships are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements, as well as voluntary agreements, which govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant maritime requirements.

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

National, regional and other authorities: We are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the UK, the U.S., other countries and hundreds of other authorities including international ports that our ships visit every year.

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

Our Boards of Directors have HESS Committees, which were comprised of six independent directors as of December 1, 2020. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. We have a Chief Maritime Officer to oversee our global maritime operations, including maritime policy, maritime affairs, training, shipbuilding, asset management, ship refits and research and development. In addition, we have a Chief Ethics and Compliance Officer who is responsible for overseeing our ethics and compliance governance function, including all areas of HESS.

To help ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient and effective manner we:

•Provide regular health, environmental, safety and security support, training, guidance and information to guests, employees and others working on our behalf
•Develop and implement effective and verifiable management systems to fulfill our health, environmental, safety, security and sustainability commitments
•Perform regular shoreside and shipboard audits and take appropriate action when deficiencies are identified
•Report and investigate health, environmental, safety and security incidents and strive to take appropriate action to prevent recurrence
•Identify those employees responsible for managing health, environment, safety, security and sustainability programs and aim to establish clear lines of accountability
•Identify the aspects of our business with potential to impact the environment and continue to take appropriate action to minimize that impact
•Monitor an anonymous hotline for any reported allegations or concerns and the related responses
•Review and work to improve policies and procedures designed to prevent, detect, respond and correct various regulatory violations and other misconduct

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

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. Under the ISM Code, vessel operators are required to:

•Develop and implement a Safety Management System (“SMS”) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment. In addition, our SMS includes health and security procedures.
•Obtain a Document of Compliance (“DOC”) for the vessel operator, as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the ISM Code and the SMS
•Verify or renew DOCs and SMCs periodically in accordance with the ISM Code

We have implemented and continue to develop policies and procedures that we believe enhance our commitment to the safety of our guests and crew. These initiatives include the following:

•Training of our bridge, engineering and environmental officers in maritime related best practices facilitated by our CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands
•Further standardization of our detailed bridge and engine resource management procedures on our ships
•Expansion of our existing oversight function to monitor bridge and engine room operations through state of the art fleet operations centers in Miami, Seattle and Hamburg
•Identifying and promoting the use of international standards and best-practice policies and procedures in health, environmental, safety and security disciplines across the organization including on all our ships

•Further enhancement of our processes for auditing our HESS performance throughout our operations

3. Maritime Security Regulations

Our ships are subject to numerous security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of SOLAS, the U.S. Maritime Transportation Security Act of 2002, which addresses U.S. port and waterway security and the U.S. Cruise Vessel Security and Safety Act of 2010, which applies to all of our ships that embark or disembark passengers in the U.S. These regulations include requirements as to the following:

•Implementation of specific security measures, including onboard installation of a ship security alert system
•Assessment of vessel security
•Efforts to identify and deter security threats
•Training, drills and exercises
•Security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment
•Establishment of procedures and policies for reporting and managing allegations of crimes

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
b. Sulfur Emissions

The International Maritime Organization has adopted a global 0.5% sulfur cap for marine fuel which began in January 2020. The EU Parliament and Council has also adopted 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include the installation of Advanced Air Quality Systems, or the use of low sulfur or alternative fuels.

MARPOL addresses air emissions from both auxiliary and main propulsion diesel engines on ships and further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions content in these areas, requiring ships to use fuel with a sulfur content of no more than 0.1%, or to use alternative emission reduction methods, such as Advanced Air Quality Systems.

We have Advanced Air Quality Systems on most of our ships, which are aiding in partially mitigating the financial impact from the ECAs and global 0.5% sulfur requirements.

c. Other Ship Emission Abatement Methods

In the long-term, the cost impacts of meeting progressively lower sulfur fuel requirements may be further mitigated by the impact of future changes in the supply and demand balance for marine and other types of fuel, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. From 2008 through 2019, we have achieved approximately 32% cumulative reduction in unit fuel consumption by focusing on more efficient itineraries, a wide variety of ships’ system hardware and software, energy-efficiency upgrades (including hull coatings, air conditioning and engine performance improvements, fresh water savers and LED lighting), creating collaborative energy-savings groups across operating lines and ships’ staff energy use awareness and training.

As part of our emission abatement program, we have continued our work with several local port authorities to utilize cruise ship shore power connections and have equipped 39 of our ships with the ability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, thus reducing our ship air emissions.

Similarly, in an effort to extend our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG. AIDAnova, the first cruise ship in the world with the ability to use LNG to generate 100 percent of its power both in port and on the open sea, entered the fleet in December 2018, followed by two additional LNG ships, Costa Smeralda and Iona. We also have eight more next generation LNG cruise ships on order. These innovative ships generate significantly less exhaust than traditionally powered ships and we believe, on balance, may greatly reduce our impact on the environment.

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

In 2016, the IMO approved the implementation of a mandatory data collection system (“DCS”) for fuel oil consumption. The DCS requires ships of 5,000 gross tons and above to provide fuel oil consumption data to their respective flag State at the end of each calendar year, beginning in 2019. Flag States validate the data and transfer it to an IMO database. The IMO will produce a summary annual report with anonymous data. In 2018, the IMO also set aspirations to achieve several shipping industry GHG emission reduction goals with 2030 and 2050 target dates. In November 2020, the IMO’s Marine Environment Protection Committee approved further MARPOL changes in support of its GHG emission reduction goals, which are expected to enter into force on January 1, 2023.

e. Ballast Water

In 2017, the IMO’s Ballast Water Management Convention entered into force, which governs the discharge of ballast water from ships. Subsequent amendments effectively extended the implementation date for installation of ballast water management systems for existing ships by about two years, though other requirements went into effect immediately, including requirements for ballast water exchange, record keeping, and maintaining an approved Ballast Water Management Plan. Ballast water is water used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. Ballast water can carry a multitude of marine species. The Convention is designed to regulate the treatment of ballast water prior to discharging overboard in order to avoid the transfer of marine species to new environments, as well as establishing other ballast water management practices for monitoring and environmental protection.

ii.    U.S. Federal and State Regulations

The Act to Prevent Pollution from Ships implements several MARPOL Annexes in the U.S. and imposes numerous requirements on our ships, as discussed above. Administrative, civil and criminal penalties may be assessed for violations.

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. The major requirements include demonstrating financial responsibility up to the liability limits set by OPA 90 and having oil spill response plans in place. We have Certificates of Financial Responsibility (“COFR”) that demonstrate our ability to meet the liability limits of OPA 90 based on the gross tonnage of our ships for removal costs and damages, such as from an oil spill. The COFR also covers releases of hazardous substances. It is possible, however, for our liability limits to be broken, which could expose us to unlimited liability. Under OPA 90, owners or operators of vessels operating in U.S. waters must file Vessel Response Plans with the U.S. Coast Guard (“USCG”) and must operate and conduct any response action in compliance with these plans. As OPA 90 expressly allows coastal states to impose liabilities and requirements beyond those imposed under federal law, many U.S. states have enacted laws more stringent than OPA 90. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements. Most coastal states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance, similar to OPA 90.

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels, including discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, the incidental discharge requirements are set forth in EPA’s Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel, many of which apply to our cruise ships. In addition to the requirements associated with these discharges and more stringent vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”) was signed into law and was intended to clarify and streamline discharge requirements for the incidental discharges covered by the VGP and certain USCG regulations for ballast water. More specifically, a new section was added to the CWA called “Uniform National Standards for Discharges Incidental to Normal Operation of Vessels.” Once fully implemented, VIDA will replace the VGP; however, while the standards and regulations are being developed, which is expected to take at least until the end of 2022, the 2013 VGP has been administratively extended and will remain in effect. VIDA requires the standards and regulations to be at least as stringent as the existing requirements in the 2013 VGP and USCG regulations, unless information becomes available that was not reasonably available when the initial standard of performance was issued, and that information would have justified a less stringent standard. In October 2020, the EPA posted its notice of proposed rulemaking to set standards for 20 types of vessel discharges incidental to normal operations. The discharge standards are organized into three categories: (1) general operation and maintenance; (2) biofouling management; and (3) oil management. These standards mandate overall minimization of discharges and prescribe associated best management practices. No training or education requirements are included, as these will be set by the USCG in its rulemaking once EPA’s standards are finalized. Notably, EPA incorporated discharge standards applicable to exhaust gas cleaning system discharges based substantially on applicable IMO guidelines, which better harmonizes the VGP and IMO requirements. While the proposed rule provides clarity into the likely structure of VIDA, there is uncertainty over the mechanism through which state-specific standards may be implemented.

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

The U.S. National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign waters. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. Depending on a vessel’s compliance date for installation of a USCG type-approved ballast water management system, these requirements may now be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel or by using a ballast water management system authorized or approved by the USCG. In the near future, ballast exchange will no longer be permissible. These USCG regulations, however, will ultimately be replaced with the new regulatory regime being developed under VIDA, which is expected to contain similar requirements.

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

5. Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the CDC in the U.S. and the SHIPSAN Project in the EU as well as CLIA’s Public Health and Medical Policy to ensure that development of these programs leads to enhanced health and hygiene onboard our ships. Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

Refer to "Recent Developments" for additional discussion regarding health and safety protocols in light of COVID-19.

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

XVII.     Taxation

A summary of our principal taxes and exemptions in the jurisdictions where our significant operations are located is as follows:

a.U.S. Income Tax

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

1.Application of Section 883 of the Internal Revenue Code

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

2.Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

3.U.S. State Income Tax

Carnival Corporation and Carnival plc and certain of their subsidiaries are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their subsidiaries.

b.UK and Australian Income Tax

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

c.Italian and German Income Tax

In 2015, Costa and AIDA re-elected to enter the Italian tonnage tax regime through 2024 and can reapply for an additional ten-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2020 and 2019.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.Asian Countries Income and Other Taxes

Substantially all of our brands’ income from their international operations in Asian countries is exempt from income tax by virtue of relevant income tax treaties. In addition, the income is exempt from indirect taxes in China under relevant income tax treaties and other circulars.

e.Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

XVIII. Trademarks and Other Intellectual Property

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

XIX. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on the 2019 G.P. Wild Cruise Industry Statistical Review, we, along with our principal cruise competitors Royal Caribbean Group, Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, carried approximately 83% of all global cruise guests.

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

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild, and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America. CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. In addition, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2019, CLIA represented over 50 cruise brands that operated more than 95% of cruise industry capacity. In 2020, CLIA continues to represent the cruise industry. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the following discussion of material factors, events and uncertainties that make an investment in the Company’s securities risky and provide important information for the understanding of the “forward-looking” statements discussed in this Form 10-K and elsewhere. These risk factors should be read in conjunction with other information in this Form 10-K.

The events and consequences discussed in these risk factors could have a material adverse effect on the Company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the Company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present material risks to its operations. In addition, the current global economic climate amplifies many of these risks. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

The ordering and lettering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood.

COVID-19 and Liquidity/Debt Related Risk Factors

a. COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, reputation, litigation, cash flows, liquidity, and stock price.

The COVID-19 global pandemic is having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. Although we began the resumption of limited guest operations in September 2020 with cruises by Costa and in October 2020 with cruises by AIDA, as of January 14, 2021, none of our ships were operating with guests onboard. The pause with respect to these and other brands and ships may be prolonged. In addition, we have been, and will continue to be negatively impacted by related developments, including heightened governmental regulations, travel bans and travel advisories and restrictions and recommendations by the U.S. Department of State, the CDC and other governmental authorities.

We incurred significant costs as we paused our guest cruise operations, provided air transportation to return our passengers to their home destinations, repatriated shipboard team members and assisted some of our crew that were unable to return home with food and housing. We will continue to incur COVID-19 related costs as we implement additional hygiene-related protocols to our ships, as well as prepare for the continued resumption of guest operations. In addition, the industry is subject to and may be further subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly and take a significant amount of time to implement across our global cruise operations. In October 2020, the CDC announced a framework for a phased resumption of cruise ship passenger operations in U.S. waters. The current framework consists of several initial requirements that cruise ship operators such as us would need to follow prior to resuming guest operations, including those relating to testing and additional safeguards for crew members and the development of laboratory capacity needed to test future passengers. We are in the process of evaluating the CDC’s current framework and believe there are a significant number of requirements that must be evaluated in the context of our plans to resume operations. Further, the current framework is subject to additional technical instructions and orders from the CDC (including in connection with subsequent phases for resumption, which are expected to include simulated voyages and certification requirements) that are currently uncertain and will require further evaluation as we seek to resume operations. Implementing these initial and subsequent requirements may result in an increase in cost and take time before the resumption of our guest operations.

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

We have insurance coverage for certain liabilities, costs and expenses related to COVID-19 through our participation in Protection and Indemnity (“P&I”) clubs, including coverage for direct and incremental costs including, but not limited to, certain quarantine expenses and for certain liabilities to passengers and crew. P&I clubs are mutual indemnity associations owned by members. There is a $10 million deductible per occurrence (meaning per outbreak on a particular ship). We cannot assure you that we will receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses that exceed the $10 million deductible under these policies. We have no insurance coverage for loss of revenues or earnings from our ships or other operations.

In connection with our capacity optimization strategy, we have accelerated the removal of ships from our fleet in 2020 which were previously expected to be sold over the ensuing years. We have sold, expect to sell or have agreements for the disposal of various vessels. Some of these agreements for the disposal of vessels are for recycling. When we choose to dispose of a ship, there can be no assurance that there will be a viable buyer to purchase it at a price that exceeds our net book value, which could result in ship impairment charges and losses on ship disposals.

The effects of COVID-19 on the operations of shipyards where our ships are under construction will result in a delay in ship deliveries.

We cannot predict the timing of our complete return to service and when various ports will reopen to our ships. If we are delayed in recommencing guest cruise operations or there is a further pause in the resumption of limited guest operations, it could further negatively impact our liquidity. As our business is seasonal, the impact of a delay or further pause in the resumption of guest cruise operations will be heightened if such delay or pause occurs during the Northern Hemisphere summer months. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

We have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and cash flows (including as required for cash refunds of deposits) as a result of the current pause in our guest cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically.

As a result of all of the foregoing, we have raised significant capital and expect to further raise additional capital, including equity. Our access to and cost of financing depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19's effects on our operations, Moody's and S&P Global have downgraded our credit ratings to be non investment grade. If we are delayed in recommencing guest cruise operations or there is a further pause in the resumption of limited guest operations, our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets may adversely impact our ability to raise funds.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused a global recession, which could have a further adverse impact on our financial condition and operations. In past recessions, demand for our cruise vacations has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. Significant increases in unemployment in the U.S. and other regions due to the adoption of physical distancing and other policies to slow the spread of the virus have had, and are likely to continue to have, a negative impact on booking demand for our guest cruise operations, and these impacts could exist for an extensive period of time.

The extent of the effects of the outbreak on our business and the cruising industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many other risks.

b. Our substantial debt could adversely affect our financial health and operating flexibility.

We have a substantial amount of debt and significant debt service obligations. Our substantial debt could have important negative consequences for us. Our substantial debt could:

•require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•increase our vulnerability to adverse general economic or industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•make us more vulnerable to downturns in our business, the economy or the industry in which we operate;
•limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes;
•restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•make it difficult for us to satisfy our obligations with respect to our debt; and
•expose us to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.

c. Despite our leverage, we may incur more debt, which could adversely affect our business and prevent us from fulfilling our obligations with respect to our debt.

We may be able to incur substantial additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt currently is, and may in the future be, secured. The instruments governing our existing indebtedness do not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. If new debt is added to our existing debt levels, our business could be adversely affected, which may prevent us from fulfilling our obligations with respect to our debt.

d. We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on the company.

Certain of our debt instruments limit our flexibility in operating our business. For example, some of our debt instruments limit the ability of Carnival Corporation, Carnival plc and certain of their respective subsidiaries to, among other things:

•incur or guarantee additional indebtedness;
•pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments;
•make certain investments;
•consummate certain asset sales;
•engage in certain transactions with affiliates;
•grant or assume certain liens; and
•consolidate, merge or transfer all or substantially all of our assets.

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

In addition, many of our debt agreements contain one or more financial covenants that require us to maintain a minimum debt service coverage, maintain minimum shareholders equity and/or limit our debt to capital percentage. Our ability to comply with our debt covenants, including the financial maintenance covenants described above, and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions, such as the continued resumption of our guest cruise operations and our ability to issue additional equity. If we breach any of these covenants or restrictions, we could be in default under the terms of certain of our debt facilities and the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral, if any, securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay in full our debt. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full our indebtedness then outstanding.

e. We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to "Liquidity, Financial Condition and Capital Resources".

f. Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

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

In addition, in July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. It is unclear whether or not, at that time, a satisfactory replacement rate will be developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.

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

g. As a result of the COVID-19 outbreak, we may be out of compliance with one or more maintenance covenants in certain of our debt facilities, for which we currently have amendments for the period through November 30, 2021 with the next testing date of February 28, 2022.

Under the terms of certain of our debt facilities, we are required to maintain a minimum debt service coverage ratio (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter (the “Financial Covenant”). We have entered into supplemental agreements to amend our bank loans to extend existing amendments with respect to compliance with the Financial Covenant and to amend the Revolving Facility to include the Financial Covenant, in each case through the November 30, 2022 testing date and reduce the applicable covenant thresholds thereafter to 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, and 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, before reverting to 3.0 to 1.0 from the February 28, 2024 testing date onwards, or through their respective maturity dates. We are in the process of negotiating similar amendment extensions and threshold amendments under our funded export credit facilities (with aggregate indebtedness of $7.3 billion as of November 30, 2020) and our unfunded export credit facilities (which had an aggregate principal amount of $8.0 billion as of November 30, 2020) as the current amendments under such export credit facilities extend through November 30, 2021 or December 31, 2021, with the testing under such facilities recommencing on the February 28, 2022 testing date. Even though we expect to obtain further amendments under our export credit facilities with respect to the Financial Covenant (in particular in light of the additional debt holiday amendments that have been introduced by the European export credit agencies), if such amendments are not obtained we may not be in compliance with the Financial Covenant following November 30, 2021 with the next testing date of February 28, 2022 under our export credit facilities, or in future periods for certain agreements because of the pause and limited resumptions of our guest operations.

In addition, under the terms of certain of our debt facilities, we are required to ensure that our debt as a percentage of capital does not exceed 65% at the end of each fiscal quarter (the “Debt to Capital Covenant”). While we were in compliance with the Debt to Capital Covenant as of November 30, 2020, we have entered into agreements to amend the Revolving Facility and the agreements governing our bank loans to increase the Debt to Capital Covenant to 75% for each quarterly testing date from November 30, 2021 to May 31, 2023, and thereafter declining ratably to 65% for the May 31, 2024 testing date and thereafter. We are in the process of negotiating similar amendments to our funded export credit facilities (with aggregate indebtedness of $7.3 billion as of November 30, 2020) and our unfunded export credit facilities (which had an aggregate principal amount of $8.0 billion as of November 30, 2020) to obtain amendments under the Debt to Capital Covenant (compliance with which is currently waived through November 30, 2021 or December 31, 2021, as applicable, with the next testing date of February 28, 2022). Even though we expect to obtain amendments under our export credit facilities with respect to the Debt to Capital Covenant (in particular in light of the additional debt holiday amendments that have been introduced by the European export credit agencies), if such amendments are not obtained we may be required to take certain actions, such as issuing additional equity and/or reducing our indebtedness, failing which we may not be in compliance with the Debt to Capital Covenant as of the February 28, 2022 testing date under our export credit facilities, or as of future testing dates for certain agreements, because of the pause and limited resumptions of our guest operations.

The Financial Covenant and Debt to Capital Covenant amendments have led and may continue to lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections that are, or may become, applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. For example, in connection with the amendments to the Revolving Facility and agreements governing our bank loans described above, we have made certain changes to more closely align the financial covenants among the various facilities and agreements. In addition, we have agreed to additional restrictive covenants in such facilities and agreements with respect to debt incurrence, lien incurrence, restricted payments and investments that are substantially consistent with those contained in the indenture governing the 2026 Senior Unsecured Notes. Our ability to provide additional lender protections under these facilities, including the granting of security interests in certain collateral and the granting of guarantees with respect to certain outstanding debt, will be limited by the terms of such agreements as amended, and our other debt facilities.

There can be no assurance that we will be able to obtain amendments in a timely manner, on acceptable terms or at all. If we were not able to obtain the financial covenant amendments described above under any one or more of these debt facilities, we would be in default of any such agreement. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain financial covenant amendments as may be required under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities. With respect to each of the unfunded debt facilities, if we were unable to obtain amendments under such debt facilities, the relevant lender under such facility could terminate that facility. With respect to each of our funded debt facilities, if we were unable to obtain amendments or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain the financial covenant amendments described above would have a material adverse effect.

h. The covenants in certain of our debt facilities may require us to secure those facilities in the future.

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

If the events described above were to occur, we may be unable to comply with this requirement and expect to seek covenant amendments from the lenders under the relevant facilities. Any such amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to give additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness and security interest we have already granted. If we were not able to obtain amendments, the occurrence of such events may result in an event of default under these facilities and other debt facilities that contain cross default provisions that would be triggered.

Operating Risk Factors

a.World events impacting the ability or desire of people to travel have and may continue to lead to a decline in demand for cruises.

We have been and may continue to be impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks and other general concerns. Additionally, we have been and may continue to be impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels. Furthermore, uncertainties resulting from the UK’s exit from the EU may impact our business.

b. Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea or while in port or on land which may cause guest and crew discomfort, injury, or death. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in outbreaks, accidents and other incidents in the past and we may experience similar or other incidents in the future. Our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depend, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically.
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

c. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties, and reputational damage.

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited.

Implementing these and any subsequent requirements may be costly and take time to implement across our global cruise operations. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined or otherwise sanctioned by regulators. In addition, there is increased global focus on climate change, which may lead to additional regulatory requirements. We are subject to a court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, which is operative until April 2022 and subjects our operations to additional review and other obligations. Failure to comply with the requirements of this environmental compliance plan or other special conditions of probation could result in fines, which the court has imposed in the past, and restrictions on our operations.

We are subject to laws and requirements related to the treatment and protection of personal, sensitive and/or other regulated data in the jurisdictions where we operate. Various governments, agencies and regulatory organizations have enacted or are considering new rules and regulations. In the course of doing business, we collect guest, employee, company and other third-party data, including personally identifiable information and other sensitive data.

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

d. Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks, including the recent ransomware incidents, and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.

We have and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems. Breach or circumvention of our systems or the systems of third parties, including by ransomware or other attacks, results in disruptions to our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation and misuse or corruption of critical data and proprietary information, any of which could be material.

On August 15, 2020, we detected a ransomware attack and unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate the matter and notified law enforcement and applicable regulators of the incident. The incident investigation and remediation phases are complete and we have moved to the communication and reporting phases. We determined that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. There is currently no indication of any misuse of this information and we have no reason to believe that the information from this attack will be misused going forward.

On December 25, 2020, we detected a ransomware attack and unauthorized access to our information technology systems affecting two of our brands. We engaged a major cybersecurity firm to investigate the matter and notified law enforcement and applicable regulators of the incident. The incident investigation and remediation phases are in process, but at this time there is currently no indication of any misuse of information.

While at this time we do not believe that these incidents will have a material adverse effect on our business, operations or financial results, no assurances can be given and we may be subject to future attacks or incidents that could have such a material adverse effect.

Our principal offices, information technology operations, system networks and various remote work locations may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs, and serve our guests, depends on the reliability of our information technology operations and system networks as well as our ability to refine and update to more advanced systems and technologies.

e. Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction.

We hire a significant number of qualified shipboard personnel each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships, including COVID-19 outbreaks on our ships, and the related adverse media publicity, adverse economic conditions that negatively affect our profitability and increasing demand as a result of the industry’s projected growth could negatively impact our ability to recruit, develop and retain sufficient qualified shipboard personnel.

f. Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.
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
As a result of changes in regulations, we consumed a larger percentage of low sulfur fuel in 2020, which will likely increase our fuel costs upon resumption of guest cruise operations. Additionally, certain of our ships are designed to use LNG as their primary fuel source. At this time, the marine LNG distribution infrastructure is in the early stages of development with a limited number of suppliers.

g. Fluctuations in foreign currency exchange rates may adversely impact our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates will affect our financial results.

h. Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options.

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

i. Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.
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

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Estimates of ship depreciable lives and residual values
•Booking levels	•Goodwill, ship and trademark fair values
•Occupancy	•Liquidity and credit ratings
•Interest, tax and fuel expenses	•Adjusted earnings per share
•Currency exchange rates	•Impact of the COVID-19 coronavirus global pandemic on our financial condition and results of operations

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2020, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/61	Own/Lease	Carnival Corporation and Carnival Cruise Line
Genoa, Italy	246/66	Own/Lease	Costa and AIDA
Santa Clarita, CA, U.S.A.	311	Lease	Princess Cruises, Holland America Line and Seabourn
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	Costa and AIDA
Seattle, WA, U.S.A.	175	Lease	Princess Cruises, Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Hamburg, Germany	171	Lease	Costa and AIDA
Sydney, NSW, Australia	37	Lease	Princess Cruises and P&O Cruises (Australia)
Shanghai, China	19	Lease	Costa

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, private islands, hotels, and lodges.

Item 3.    Legal Proceedings.

The following represents environmental legal proceedings with potential monetary sanctions of $1 million or more.

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

In addition to the proceeding described above, the legal proceedings described in Note 7 – “Contingencies”, including those described under “COVID-19 Actions,” are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

Item 4.    Mine Safety Disclosures.

None.

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

C.    Dividends

On March 30, 2020, we suspended the payment of dividends on the common stock of Carnival Corporation and the ordinary shares of Carnival plc.

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

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Repurchase Program

Under a share repurchase program effective 2004, we had been authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). On June 15, 2020, to enhance our liquidity and comply with restrictions in our recent financing transactions, the Boards of Directors terminated the Repurchase Program.

During the three months ended November 30, 2020, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased pursuant to the Repurchase Program. No shares of Carnival Corporation common stock or Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

II. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Repurchase Program require annual shareholder approval. The existing shareholder approval was limited to a maximum of 18.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2021 annual general meeting or October 5, 2021. To enhance our liquidity as well as comply with the restrictions in our recent financing transactions, we terminated the Repurchase Program.

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 26, 2021, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2020, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the

“COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2020 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2020 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Peter C. Anderson	57	1	Chief Ethics and Compliance Officer
Micky Arison	71	49	Chairman of the Boards of Directors
David Bernstein	63	22	Chief Financial Officer and Chief Accounting Officer
Arnold W. Donald	66	20	President and Chief Executive Officer and Director
Arnaldo Perez	60	28	General Counsel and Secretary
Michael Thamm	57	27	Group Chief Executive Officer of Costa Group and Carnival Asia

(a)Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Peter C. Anderson has been Chief Ethics and Compliance Officer since 2019. Prior to joining us, he was a Shareholder at the law firm of Beveridge & Diamond, PC from 2012 to 2019.

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

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2020 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2020 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

    I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2020.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	7.5	(a)	-	8.5	(b)
Equity compensation plans not approved by security holders	—		-	—
	7.5		-	8.5

(a)Represents 7.5 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan and Carnival Corporation 2020 Stock Plan.
(b)Includes Carnival Corporation common stock available for issuance as of November 30, 2020 as follows: $1.7 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 89,396 shares subject to purchase during the current purchase period and 7.5 million under the Carnival Corporation 2020 Stock Plan.

    II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2020.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.7	(a)	-	4.4
Equity compensation plans not approved by security holders	—		-	—
	2.7		-	4.4

(a)Represents 2.7 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2020 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2020 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 18, 2021 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.625% Senior Notes Due 2021.	10-K	4.13	1/28/20

4.14	Description of 1.875% Senior Notes Due 2022.	10-K	4.14	1/28/20

4.15	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.3*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.4	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.5*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.23	1/30/17

10.6*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.7*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-K	10.39	1/30/17

10.8*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.9*	Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.	10-Q	10.1	7/1/16

10.10*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.11*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/17

10.12*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/30/17

10.13*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/30/17

10.14*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.15*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/30/17

10.16*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/30/17

10.17*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	6/30/17

10.18*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/22/18

10.19*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/22/18

10.20*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/22/18

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	3/22/18

10.22*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/25/18

10.23*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/25/18

10.24*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.1	4/9/19

10.25*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.2	4/9/19

10.26*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	4/9/19

10.27*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.4	4/9/19

10.28*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.5	4/9/19

10.29*	Amended and Restated Carnival Corporation 2011 Stock Plan	10-Q	10.1	6/24/19

10.30*	Amended and Restated Carnival plc 2014 Employee Share Plan	10-Q	10.2	6/24/19

10.31*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	6/24/19

10.32*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions	10-Q	10.1	9/26/19

10.33*	Form of Management Incentive Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.1	4/1/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.34*	Form of Management Incentive Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.2	4/1/20

10.35*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	4/1/20

10.36*	Form of Salary for Shares Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan	10-Q	10.1	7/10/20

10.37*	Form of Salary for Shares Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.2	7/10/20

10.38*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the for the Carnival Corporation 2020 Stock Plan	10-Q	10.3	7/10/20

10.39*	Form of Non-Employee Director Shares for Retainer Restricted Stock Grants Agreement for the for the Carnival Corporation 2020 Stock Plan	10-Q	10.4	7/10/20

10.40*	Carnival Corporation 2020 Stock Plan	10-Q	10.5	7/10/20

10.41***	Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank National Association, as security agent	10-Q	10.6	7/10/20

10.42
Amendment No. 1, dated as of December 3, 2020 to Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank
					X

10.43	Indenture, dated as of April 6, 2020, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023	10-Q	10.7	7/10/20

10.44	First Supplemental Indenture dated as of June 30, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023	10-Q	10.9	7/10/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.45	Second Supplemental Indenture dated as of July 8, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023	10-Q	10.1	10/8/20

10.46***	Indenture, dated as of April 8, 2020, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 11.500% First-Priority Senior Secured Notes due 2023	10-Q	10.8	7/10/20

10.47
First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the 11.500% First-Priority Senior Secured Notes due 2023
					X

10.48***	Indenture dated as of July 20, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026	10-Q	10.2	10/8/20

10.49
First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026
					X

10.50***	Indenture dated as of August 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 9.875% Second-Priority Senior Secured Notes due 2027	10-Q	10.3	10/8/20

10.51
First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the 9.875% Second-Priority Senior Secured Notes due 2027
					X

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.52
Indenture dated as of November 25, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 7.625% Senior Unsecured Notes due 2026 and the Euro-denominated 7.625% Senior Unsecured Notes due 2026
					X

10.53*	Form of Special Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan	10-Q	10.4	10/8/20

10.54*	Form of Special Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.5	10/8/20

10.55*	Form of Retention Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan	10-Q	10.6	10/8/20

10.56*	Form of Retention Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.7	10/8/20

10.57	Amendment Agreement dated December 31, 2020 to the Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	8-K	10.1	1/6/21

Annual report to security holders

13	Portions of the 2020 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2020 joint Annual Report on Form 10-K and any future amendments on their behalf.
X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2020, as filed with the SEC on January 26, 2021 formatted in Inline XBRL, are as follows:

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(i) the Consolidated Statements of Income for the years ended November 30, 2020, 2019 and 2018;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2020, 2019 and 2018;				X
	(iii) the Consolidated Balance Sheets at November 30, 2020 and 2019;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2020, 2019 and 2018;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2020, 2019 and 2018 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2020, as filed with the Securities and Exchange Commission on January 26, 2021, formatted in Inline XBRL (included as Exhibit 101)

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 26, 2021	January 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 26, 2021	January 26, 2021

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 26, 2021	January 26, 2021

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 26, 2021	January 26, 2021

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 26, 2021	January 26, 2021

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 26, 2021	January 26, 2021

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 26, 2021	January 26, 2021

/s/*Jeffrey J. Gearhart	/s/*Jeffrey J. Gearhart

Jeffrey J. Gearhart	Jeffrey J. Gearhart
Director	Director
January 26, 2021	January 26, 2021

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 26, 2021	January 26, 2021

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 26, 2021	January 26, 2021

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 26, 2021	January 26, 2021

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 26, 2021	January 26, 2021

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 26, 2021	January 26, 2021

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 26, 2021	January 26, 2021

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 26, 2021	January 26, 2021

Exhibit 13
CARNIVAL CORPORATION & PLC
EXHIBIT 13 TO FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2020

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	Years Ended November 30,
	2020	2019	2018
Revenues
Passenger ticket	$3,684	$14,104	$13,930
Onboard and other	1,910	6,721	4,950
	5,595	20,825	18,881
Operating Costs and Expenses
Commissions, transportation and other	1,139	2,720	2,590
Onboard and other	605	2,101	638
Payroll and related	1,780	2,249	2,190
Fuel	823	1,562	1,619
Food	413	1,083	1,066
Ship and other impairments	1,967	26	16
Other operating	1,518	3,167	2,971
	8,245	12,909	11,089
Selling and administrative	1,878	2,480	2,450
Depreciation and amortization	2,241	2,160	2,017
Goodwill impairments	2,096	—	—
	14,460	17,549	15,556
Operating Income (Loss)	(8,865)	3,276	3,325
Nonoperating Income (Expense)
Interest income	18	23	14
Interest expense, net of capitalized interest	(895)	(206)	(194)
Gains on fuel derivatives, net	—	—	59
Other income (expense), net	(511)	(32)	3
	(1,388)	(215)	(118)
Income (Loss) Before Income Taxes	(10,253)	3,060	3,207
Income Tax Benefit (Expense), Net	17	(71)	(54)
Net Income (Loss)	$(10,236)	$2,990	$3,152
Earnings Per Share
Basic	$(13.20)	$4.34	$4.45
Diluted	$(13.20)	$4.32	$4.44
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended November 30,
	2020	2019	2018
Net Income (Loss)	$(10,236)	$2,990	$3,152
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	578	(86)	(199)
Other	51	(31)	32
Other Comprehensive Income (Loss)	630	(117)	(167)
Total Comprehensive Income (Loss)	$(9,606)	$2,873	$2,986
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	November 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$9,513	$518
Trade and other receivables, net	273	444
Inventories	335	427
Prepaid expenses and other	443	671
Total current assets	10,563	2,059
Property and Equipment, Net	38,073	38,131
Operating Lease Right-of-Use Assets (a)	1,370	—
Goodwill	807	2,912
Other Intangibles	1,186	1,174
Other Assets	1,594	783
	$53,593	$45,058
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$3,084	$231
Current portion of long-term debt	1,742	1,596
Current portion of operating lease liabilities (a)	151	—
Accounts payable	624	756
Accrued liabilities and other	1,144	1,809
Customer deposits	1,940	4,735
Total current liabilities	8,686	9,127
Long-Term Debt	22,130	9,675
Long-Term Operating Lease Liabilities (a)	1,273	—
Other Long-Term Liabilities	949	890
Commitments and Contingencies
Shareholders' Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,060 shares at 2020 and 657 shares at 2019 issued	11	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2020 and 2019 issued	361	358
Additional paid-in capital	13,948	8,807
Retained earnings	16,075	26,653
Accumulated other comprehensive income (loss) (“AOCI”)	(1,436)	(2,066)
Treasury stock, 130 shares at 2020 and 2019 of Carnival Corporation and 60 shares at 2020 and 2019 of Carnival plc, at cost	(8,404)	(8,394)
Total shareholders' equity	20,555	25,365
	$53,593	$45,058
(a) We adopted the provisions of Leases on December 1, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended November 30,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(10,236)	$2,990	$3,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,241	2,160	2,017
Impairments	4,063	26	16
Gains on fuel derivatives, net	—	—	(59)
Loss on repurchases of Convertible Notes	464	—	—
Share-based compensation	105	46	65
Noncash lease expense	172	—	—
(Gain) loss on ship sales and other, net	78	43	(6)
	(3,114)	5,265	5,186
Changes in operating assets and liabilities
Receivables	125	(114)	(58)
Inventories	77	79	(67)
Prepaid expenses and other	(209)	(254)	74
Accounts payable	(165)	34	(24)
Accrued liabilities and other	(311)	80	(100)
Customer deposits	(2,703)	387	539
Net cash provided by (used in) operating activities	(6,301)	5,475	5,549
INVESTING ACTIVITIES
Purchases of property and equipment	(3,620)	(5,429)	(3,749)
Proceeds from sales of ships	334	26	389
Purchase of minority interest	(81)	—	(135)
Derivative settlements and other, net	127	126	(19)
Net cash provided by (used in) investing activities	(3,240)	(5,277)	(3,514)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	2,852	(605)	417
Principal repayments of long-term debt	(1,621)	(1,651)	(1,556)
Proceeds from issuance of long-term debt	15,020	3,674	2,542
Dividends paid	(689)	(1,387)	(1,355)
Purchases of treasury stock	(12)	(603)	(1,468)
Issuance of common stock, net	3,249	4	3
Other, net	(150)	(86)	(42)
Net cash provided by (used in) financing activities	18,650	(655)	(1,460)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53	(9)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,161	(465)	574
Cash, cash equivalents and restricted cash at beginning of year	530	996	422
Cash, cash equivalents and restricted cash at end of year	$9,692	$530	$996
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2017	$7	$358	$8,690	$23,292	$(1,782)	$(6,349)	$24,216
Net income (loss)	—	—	—	3,152	—	—	3,152
Other comprehensive income (loss)	—	—	—	—	(167)	—	(167)
Cash dividends declared	—	—	—	(1,378)	—	—	(1,378)
Purchases of treasury stock under the Repurchase Program and other	—	—	66	—	—	(1,446)	(1,380)
At November 30, 2018	7	358	8,756	25,066	(1,949)	(7,795)	24,443
Change in accounting principle (a)	—	—	—	(24)	—	—	(24)
Net income (loss)	—	—	—	2,990	—	—	2,990
Other comprehensive income (loss)	—	—	—	—	(117)	—	(117)
Cash dividends declared	—	—	—	(1,379)	—	—	(1,379)
Purchases of treasury stock under the Repurchase Program and other	—	—	51	—	—	(599)	(548)
At November 30, 2019	7	358	8,807	26,653	(2,066)	(8,394)	25,365
Net income (loss)	—	—	—	(10,236)	—	—	(10,236)
Other comprehensive income (loss)	—	—	—	—	630	—	630
Cash dividends declared	—	—	—	(342)	—	—	(342)
Issuance of common stock	2	—	3,247	—	—	—	3,249
Issuance and repurchase of Convertible Notes (net settled through a registered direct offering)	2	—	1,798	—	—	—	1,799
Purchases of treasury stock under the Repurchase Program and other	—	2	97	—	—	(10)	89
At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
The accompanying notes are an integral part of these consolidated financial statements.

(a)    We adopted the provisions of Revenue from Contracts with Customers and Derivatives and Hedging on December 1, 2018.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – General

Description of Business

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this 2020 Annual Report as “Carnival Corporation & plc,” “our,” “us” and “we.” The consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries.

We are a leisure travel company with a portfolio of nine of the world’s leading cruise lines. With operations in North America, Australia, Europe and Asia, our portfolio features – Carnival Cruise Line, Princess Cruises, Holland America Line, P&O Cruises (Australia), Seabourn, Costa Cruises, AIDA Cruises, P&O Cruises (UK) and Cunard.

DLC Arrangement

Carnival Corporation and Carnival plc operate a dual listed company (“DLC”) arrangement, whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as a single economic enterprise with a single senior executive management team and identical Boards of Directors, but each has retained its separate legal identity. Each company’s shares are publicly traded on the New York Stock Exchange (“NYSE”) for Carnival Corporation and the London Stock Exchange for Carnival plc. The Carnival plc American Depositary Shares are traded on the NYSE.

The constitutional documents of each company provide that, on most matters, the holders of the common equity of both companies effectively vote as a single body. The Equalization and Governance Agreement between Carnival Corporation and Carnival plc provides for the equalization of dividends and liquidation distributions based on an equalization ratio and contains provisions relating to the governance of the DLC arrangement. Because the equalization ratio is 1 to 1, one share of Carnival Corporation common stock and one Carnival plc ordinary share are generally entitled to the same distributions.

Under deeds of guarantee executed in connection with the DLC arrangement, as well as stand-alone guarantees executed since that time, each of Carnival Corporation and Carnival plc have effectively cross guaranteed all indebtedness and certain other monetary obligations of each other. Once the written demand is made, the holders of indebtedness or other obligations may immediately commence an action against the relevant guarantor.

Under the terms of the DLC arrangement, Carnival Corporation and Carnival plc are permitted to transfer assets between the companies, make loans to or investments in each other and otherwise enter into intercompany transactions. In addition, the cash flows and assets of one company are required to be used to pay the obligations of the other company, if necessary.

Given the DLC arrangement, we believe that providing separate financial statements for each of Carnival Corporation and Carnival plc would not present a true and fair view of the economic realities of their operations. Accordingly, separate financial statements for Carnival Corporation and Carnival plc have not been presented.

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. In September 2020 we began the resumption of limited guest operations as part of our phased-in return to service. As of January 14, 2021, none of our ships were operating with guests onboard. Significant events affecting travel, including COVID-19 and our pause in guest cruise operations, have had an impact on booking patterns. The full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions. We believe that the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected continued gradual resumption of guest cruise operations
•Expected lower than comparable historical occupancy levels during the resumption of guest cruise operations
•Expected incremental expenses for the resumption of guest cruise operations, for the maintenance of additional public health protocols and procedures for additional regulations

In addition, we make certain assumptions about new ship deliveries, improvements and disposals, and consider the future export credit financings that are associated with the ship deliveries.

We are preparing to execute on the necessary steps to comply with the various heightened governmental regulations required to return to guest cruise operations. We are working with a number of world-leading public health, epidemiological and policy experts to support our ongoing efforts with enhanced protocols and procedures for the return of cruise vacations. These advisors will continue to provide guidance based on the latest scientific evidence and best practices for protection and mitigation. We also believe that there have been positive developments around the availability and widespread distribution and use of safe and effective COVID-19 vaccines, which we believe will be important to achieving historical occupancy levels over time.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic are uncertain. We have made reasonable estimates and judgments of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods. We expect a net loss on both a U.S. GAAP and adjusted basis for 2021. We have taken and continue to take actions to improve our liquidity, including capital expenditure and operating expense reductions, amending credit agreements, accelerating the removal of certain ships from our fleet, suspending dividend payments on, and the repurchase of, common stock of Carnival Corporation and ordinary shares of Carnival plc and pursuing various capital market transactions.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our available liquidity including cash and cash equivalents of $9.5 billion at November 30, 2020, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months. Beginning on February 28, 2022, one month beyond the twelve month assessment period, additional financial covenant amendments for our export credit facilities has been requested and will be needed in order to maintain covenant compliance.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

We consolidate entities over which we have control, as typically evidenced by a voting control of greater than 50% or for which we are the primary beneficiary, whereby we have the power to direct the most significant activities and the obligation to absorb significant losses or receive significant benefits from the entity. We do not separately present our noncontrolling interests in the consolidated financial statements since the amounts are immaterial. For affiliates we do not control but where significant influence over financial and operating policies exists, as typically evidenced by a voting control of 20% to 50%, the investment is accounted for using the equity method.

For 2019 and 2018, we reclassified $390 million and $272 million from tour and other revenues to onboard and other revenues as well as $268 million and $180 million from tour and other costs and expenses to other operating cost and expenses in order to conform to the current year presentation.

Preparation of Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements. The full extent to which the effects of COVID-19 will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships, collectability of trade and notes receivables as well as provisions for pending litigation, will depend on future developments that are highly uncertain. We believe that we have made reasonable estimates and judgments within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from the estimates used in preparing our consolidated financial statements. All material intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include investments with maturities of three months or less at acquisition, which are stated at cost and present insignificant risk of changes in value.

Inventories

Inventories consist substantially of food, beverages, hotel supplies, fuel and retail merchandise, which are all carried at the lower of cost or net realizable value. Cost is determined using the weighted-average or first-in, first-out methods.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment charges. Depreciation is computed using the straight-line method over our estimates of useful lives and residual values, as a percentage of original cost, as follows:

	Years	Residual Values
Ships	30	15%
Ship improvements	3-30	0%
Buildings and improvements	10-40	0% or 10%
Computer hardware and software	2-12	0% or 10%
Transportation equipment and other	3-20	0% or 10%
Leasehold improvements, including port facilities	Shorter of the remaining lease term or related asset life (3-30)	0%

The cost of ships under construction include progress payments for the construction of new ships, as well as design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items. We account for ship improvement costs, including replacements of certain significant components and parts, by capitalizing those costs we believe add value to our ships and have a useful life greater than one year and depreciating those improvements over their estimated remaining useful life. We have a capital program for the improvement of our ships and for asset replacements in order to enhance the effectiveness and efficiency of our operations; to comply with, or exceed, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and to gain strategic benefits or provide improved product innovations to our guests.

We capitalize interest as part of the cost of capital projects during their construction period. The specifically identified or estimated cost and accumulated depreciation of previously capitalized ship components are written-off upon retirement, which may result in a loss on disposal that is also included in other operating expenses. Liquidated damages received from shipyards as a result of late ship delivery are recorded as reductions to the cost basis of the ship.

The costs of repairs and maintenance, including minor improvement costs and expenses related to dry-docks, are charged to expense as incurred and included in other operating expenses. Dry-dock expenses primarily represent planned major maintenance activities that are incurred when a ship is taken out-of-service for scheduled maintenance.

We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts of these assets may not be recoverable. Upon the occurrence of a triggering event, the assessment of possible impairment is based on our ability to recover the carrying value of our asset from the asset’s estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the individual ship level. A significant amount of judgment is required in estimating the future cash flows and fair values of our cruise ships.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. We review our goodwill for impairment as of July 31 every year, or more frequently if events or circumstances dictate. All of our goodwill has been allocated to our reporting units. The impairment review for goodwill allows us to first assess qualitative factors to determine whether it is necessary to perform the more detailed quantitative goodwill impairment test. We would perform the quantitative test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s estimated fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, if the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required. However, if the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down based on the difference between the reporting unit’s carrying amount and its fair value, limited to the amount of goodwill allocated to the reporting unit.

Trademarks represent substantially all of our other intangibles. Trademarks are estimated to have an indefinite useful life and are not amortizable but are reviewed for impairment at least annually and as events or circumstances dictate. The impairment review for trademarks also allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trademark impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trademarks are impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. Our trademarks would be considered impaired if their carrying value exceeds their estimated fair value.

A significant amount of judgment is required in estimating the fair values of our reporting units.

Derivatives and Other Financial Instruments

We utilize derivative and non-derivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates. We use interest rate swaps primarily to manage our interest rate exposure to achieve a desired proportion of fixed and floating rate debt. Our policy is to not use financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge, then the change in the fair value of the derivative is recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a non-derivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the effective portion of the fair value of the financial instrument are recognized as a component of AOCI to offset the change in the translated value of the designated portion of net investment being hedged until the investment is sold or substantially liquidated, while the impact attributable to components excluded from the assessment of hedge effectiveness is recorded in interest expense, net of capitalized interest, on a systematic and rational basis. For derivatives that do not qualify for hedge accounting treatment, the change in fair value is recognized in earnings.

We classify the fair value of all our derivative contracts as either current or long-term, depending on the maturity date of the derivative contract. The cash flows from derivatives treated as cash flow hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives are classified within investing activities.

Derivative valuations are based on observable inputs such as interest rates and commodity price curves, forward currency exchange rates, credit spreads, maturity dates, volatilities, and cross currency basis spreads. We use the income approach to value derivatives for foreign currency options and forwards, interest rate swaps and cross currency swaps using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact.

Foreign Currency Translation and Transactions

Each foreign entity determines its functional currency by reference to its primary economic environment. We translate the assets and liabilities of our foreign entities that have functional currencies other than the U.S. dollar at exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign entities are translated at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of AOCI, which is a separate component of shareholders’ equity. Therefore, the U.S. dollar value of the non-equity translated items in our consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

We execute transactions in a number of different currencies. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted using the exchange rate at the balance sheet date, with gains or losses recorded in other income or other expense, unless such monetary balances have been designated as hedges of net investments in our foreign entities. The net gains or losses resulting from foreign currency transactions were not material in 2020, 2019 and

2018. In addition, the unrealized gains or losses on our long-term intercompany receivables and payables which are denominated in a non-functional currency and which are not expected to be repaid in the foreseeable future are recorded as foreign currency translation adjustments included as a component of AOCI.

Revenue and Expense Recognition

Guest cruise deposits are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages, with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. These fees, taxes and charges included in commissions, transportation and other costs were $215 million in 2020, $659 million in 2019 and $615 million in 2018. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We have provided, and expect to continue to provide, flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits ("FCC") or to elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for these FCCs only to the extent we have received cash from guests with bookings on cancelled sailings. We had customer deposits of $2.2 billion and $4.9 billion as of November 30, 2020 and 2019. The current portion of our customer deposits was $1.9 billion and $4.7 billion as of November 30, 2020 and 2019. These amounts include deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to the uncertainty associated with the duration and extent of COVID-19, we are unable to estimate the amount of the November 30, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During 2020 and 2019, we recognized revenues of $3.2 billion and $4.3 billion related to our customer deposits as of November 30, 2019 and December 1, 2018. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of an immaterial amount and $154 million as of November 30, 2020 and November 30, 2019.

Insurance

We use a combination of insurance and self-insurance to cover a number of risks including illness and injury to crew, guest injuries, pollution, other third-party claims in connection with our cruise activities, damage to hull and machinery for each of our ships, war risks, workers’ compensation, directors’ and officers’ liability, property damage and general liability for shoreside third-party claims. We recognize insurance recoverables from third-party insurers up to the amount of recorded losses at the time the recovery is probable and upon settlement for amounts in excess of the recorded losses. All of our insurance policies are subject to coverage limits, exclusions and deductible levels. The liabilities associated with crew illnesses and crew and guest injury claims, including all legal costs, are estimated based on the specific merits of the individual claims or actuarially estimated based on historical claims experience, loss development factors and other assumptions.

Selling and Administrative Expenses

Selling expenses include a broad range of advertising, marketing and promotional expenses. Advertising is charged to expense as incurred, except for media production costs, which are expensed upon the first airing of the advertisement. Selling expenses totaled $348 million in 2020, $728 million in 2019 and $673 million in 2018. Administrative expenses represent the costs of our shoreside support, reservations and other administrative functions, and include salaries and related benefits, professional fees and building occupancy costs, which are typically expensed as incurred.

Share-Based Compensation

We recognize compensation expense for all share-based compensation awards using the fair value method. For time-based share awards, we recognize compensation cost ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if earlier than the vesting period. For performance-based share awards, we estimate compensation cost based on the probability of the performance condition being achieved and recognize expense ratably using the straight-line attribution method over the expected vesting period. If all or a portion of the performance condition is not expected to be met, the appropriate amount of previously recognized compensation expense is reversed and future compensation expense is adjusted accordingly. For market-based share awards, we recognize compensation cost ratably using the straight-line attribution method over the expected vesting period. If the target market conditions are not expected to be met, compensation expense will still be recognized. We account for forfeitures as they occur.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares and common stock equivalents outstanding during each period. For earnings per share purposes, Carnival Corporation common stock and Carnival plc ordinary shares are considered a single class of shares since they have equivalent rights.

Accounting Pronouncements

On December 1, 2019, we adopted the Financial Accounting Standards Board (the “FASB”) issued guidance, Leases, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of adoption without restating prior periods.

We have implemented changes to our internal controls to address the collection, recording, and accounting for leases in accordance with the new guidance. Upon adoption of the new guidance, the most material impact was the recognition of $1.4 billion of right-of-use assets and lease liabilities relating to operating leases, reported within operating lease right-of-use assets and long-term operating lease liabilities, with the current portion of the liability reported within current portion of operating lease liabilities, in our Consolidated Balance Sheet as of December 1, 2019. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. This guidance had an immaterial impact on our Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and the compliance with debt-covenants under our current agreements.

The FASB issued amended guidance, Compensation - Retirement Benefits - Defined Benefit Plans - General, which clarifies disclosure requirements for entities that sponsor defined benefit pension or other postretirement plans. This guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial. Additionally, this guidance requires explanations of the reasons for material gains and losses related to changes in the defined benefit obligation for the period and any other material change in the benefit obligation or plan assets not otherwise apparent in disclosures. On November 30, 2020, we adopted this guidance using the retrospective method for each period presented. As a result, we are not required to present the amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next fiscal year.

The FASB issued amended guidance, Intangibles - Goodwill and Other - Internal-Use Software, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The expense related to deferred implementation costs is required to be presented in the same line item within the Consolidated Statements of Income (Loss) as the related hosting fees. Additionally, the payments for deferred implementation costs are required to be presented in the same line item in the Consolidated Statements of Cash Flows as payments for the related hosting fees. This guidance is required to be adopted by us in the first quarter of 2021 and we have elected to apply the guidance using a prospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

The FASB issued amended guidance, Financial Instruments - Credit Losses, which requires an entity to present the net amount expected to be collected for certain financial assets, including trade receivables. On initial recognition and at each reporting period, this guidance will require an entity to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. This guidance is required to be adopted by us in the first quarter of 2021 and will be applied prospectively with a cumulative-effect adjustment to retained earnings. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 3 – Property and Equipment

	November 30,
(in millions)	2020	2019
Ships and ship improvements	$49,803	$50,446
Ships under construction	1,354	2,492
Other property and equipment	3,992	3,843
Total property and equipment	55,148	56,781
Less accumulated depreciation	(17,075)	(18,650)
	$38,073	$38,131

Capitalized interest amounted to $66 million in 2020, $39 million in 2019 and $36 million in 2018.

Sales of Ships

We have sold 12 NAA segment ships and five EA segment ships, which represents a passenger-capacity reduction of 20,510 for our NAA segment and 9,740 for our EA segment. In addition, we expect to sell two NAA segment ships which represents a passenger-capacity reduction of 2,100.

Refer to Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks, Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis, Impairment of Ships” for additional discussion.

NOTE 4 – Other Assets

We have a minority interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility. Grand Bahama provided services to us of $38 million in 2020, $62 million in 2019 and $89 million in 2018. As of November 30, 2020, our investment in Grand Bahama was $55 million, consisting of $13 million in equity and a loan of $42 million. As of November 30, 2019, our investment in Grand Bahama was $54 million, consisting of $15 million in equity and a loan of $39 million.

We have a minority interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. Due to the impact of COVID-19 on the Alaska season, White Pass provided no services to us in 2020, and $22 million in 2019. As of November 30, 2020, our investment in White Pass was $94 million, consisting of $75 million in equity and a loan of $19 million. As of November 30, 2019, our investment in White Pass was $102 million, consisting of $84 million in equity and a loan of $18 million.

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. As of November 30, 2020 and 2019, our investment in CSSC-Carnival was $140 million and $48 million. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). As of November 30, 2020, our investment in the minority interest of this entity was $283 million.
NOTE 5 – Debt

			November 30,
(in millions)	Maturity	Rate (a)	2020	2019
Secured Debt
Notes
Notes	Apr 2023	11.5%	$4,000	$—
Notes	Feb 2026	10.5%	775	—
EUR Notes	Feb 2026	10.1%	508	—
Notes (c)	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	900	—
Bank Loans
EUR fixed rate (c)	Jul 2024 - May 2025	5.5 - 6.2%	136	154
Floating rate	Jun 2025	LIBOR + 7.5%	1,855	—
EUR floating rate (c)	Jun 2025 - Oct 2026	EURIBOR + 2.7 - 7.5%	1,026	77
Total Secured Debt			9,393	423
Unsecured Debt
Revolver
Facility (expires Aug 2024)	(b)	LIBOR + 0.6%	3,083	—
Notes
Notes	Oct 2020	4.0%	—	700
EUR Notes	Feb 2021	1.6%	429	550
EUR Notes	Nov 2022	1.9%	658	605
Convertible Notes	Apr 2023	5.8%	537	—
Notes	Oct 2023	7.2%	125	125
Notes	Mar 2026	7.6%	1,450	—
EUR Notes	Mar 2026	7.6%	598	—
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	718	660
Bank Loans

EUR fixed rate	Mar 2021 - Sep 2021	0.3 - 3.9%	32	221
EUR floating rate	Mar 2021 - Apr 2023	EURIBOR + 0.3 - 4.8%	1,860	1,596
Floating rate	Jul 2024 - Sep 2024	LIBOR + 3.8%	300	300
GBP floating rate	Aug 2021 - Feb 2025	GBP LIBOR + 0.8 - 0.9%	881	854
Export Credit Facilities
EUR floating rate	Mar 2021 - Oct 2032	EURIBOR + 0.2 - 1.5%	1,891	963
EUR fixed rate	Feb 2031 - Sep 2032	1.1%	1,159	545
Fixed rate	Aug 2027 - Oct 2031	2.4 - 3.4%	3,131	3,485
Floating rate	Feb 2022 - Dec 2031	LIBOR + 0.5 - 1.5%	1,138	174
Commercial Paper
EUR floating rate commercial paper	—	—%	—	231
Total Unsecured Debt			18,188	11,211
Total Debt			27,581	11,634
Less: unamortized debt issuance costs			(624)	(131)
Total Debt, net of unamortized debt issuance costs			26,957	11,503
Less: short-term borrowings			(3,084)	(231)
Less: current portion of long-term debt			(1,742)	(1,596)
Long-Term Debt			$22,130	$9,675

The scheduled maturities of our debt are as follows:

	November 30, 2020	2021
(in millions)	Rate (a)	1Q	2Q	3Q	4Q	2022	2023	2024	2025	Thereafter
Secured Debt
Notes
Notes	11.5%	$—	$—	$—	$—	$—	$4,000	$—	$—	$—
Notes	10.5%	—	—	—	—	—	—	—	—	775
EUR Notes	10.1%	—	—	—	—	—	—	—	—	508
Notes (c)	7.9%	—	—	—	—	—	—	—	—	192
Notes	9.9%	—	—	—	—	—	—	—	—	900
Bank Loans
EUR fixed rate (c)	5.5 - 6.2%	8	8	8	8	32	32	32	8	—
Floating rate	LIBOR + 7.5%	5	5	5	5	19	19	19	1,781	—
EUR floating rate (c)	EURIBOR + 2.7 - 7.5%	2	8	2	8	22	22	22	928	12
Total Secured Debt		15	21	15	21	72	4,072	72	2,717	2,387
Unsecured Debt
Revolver
Facility (expires Aug 2024)	LIBOR + 0.6%	—	—	—	—	—	—	3,083	—	—
Notes
EUR Notes	1.6%	429	—	—	—	—	—	—	—	—
EUR Notes	1.9%	—	—	—	—	658	—	—	—	—
Convertible Notes	5.8%	—	—	—	—	—	537	—	—	—
Notes	7.2%	—	—	—	—	—	125	—	—	—
Notes	7.6%	—	—	—	—	—	—	—	—	1,450
EUR Notes	7.6%	—	—	—	—	—	—	—	—	598
Notes	6.7%	—	—	—	—	—	—	—	—	200
EUR Notes	1.0%	—	—	—	—	—	—	—	—	718
Bank Loans
EUR fixed rate	0.3 - 3.9%	—	17	—	15	—	—	—	—	—
EUR floating rate	EURIBOR + 0.3 - 4.8%	—	179	—	—	1,053	628	—	—	—
Floating rate	LIBOR + 3.8%	—	—	—	—	—	—	300	—	—
GBP floating rate	GBP LIBOR + 0.8 - 0.9%	40	—	375	—	—	—	93	373	—
Export Credit Facilities
EUR floating rate	EURIBOR + 0.2 - 1.5%	—	24	49	124	333	306	277	200	629
EUR fixed rate	1.1%	—	—	26	26	103	103	103	103	644
Fixed rate	2.4 - 3.4%	—	74	36	98	291	332	332	332	1,576
Floating rate	LIBOR + 0.5 - 1.5%	16	35	68	41	194	152	152	92	446
Total Unsecured Debt		485	330	553	304	2,631	2,183	4,340	1,100	6,261
Total Debt		$500	$351	$568	$325	$2,703	$6,255	$4,412	$3,818	$8,648

(a)Certain of the EURIBOR and LIBOR based loans have 0% or 1% floors, respectively.
(b)As of November 30, 2020, we had a $3.1 billion ($1.7 billion, €1.0 billion and £150 million) multi-currency revolving credit facility (the “Revolving Facility”) that was drawn in March 2020 for an initial term of six months. The maturities for these borrowings were extended in September 2020 for an additional six months through March 2021. We may re-borrow such amounts through August 2024 subject to satisfaction of the conditions in the facility. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any undrawn portion.
(c)In 2019, these notes and bank loans were unsecured.

The above debt tables do not include the impact of our interest rate swaps. The interest rates on some of our debt, and in the case of our Revolving Facility, fluctuate based on the applicable rating of senior unsecured long-term securities of Carnival Corporation or Carnival plc. For the year ended November 30, 2020, we had borrowings of $525 million and repayments of $526 million of commercial paper with original maturities greater than three months. For the year ended November 30, 2019, we did not have borrowings or repayments of commercial paper with original maturities greater than three months. For the year ended November 30, 2018, we had borrowings of $2 million and repayments of $2 million of commercial paper with original maturities greater than three months.

Debt is recorded at initial fair value, which normally reflects the proceeds received by us, net of debt issuance costs, and is subsequently stated at amortized cost. Debt issuance costs are generally amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the debt. Debt issue discounts and premiums are generally amortized to interest expense using the effective interest rate method over the term of the debt.

Covenant Compliance

Many of our debt agreements contain one or more financial covenants that require us to:

•Maintain minimum debt service coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter (the “Financial Covenant”)
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital percentage to 65% at the end of each fiscal quarter (the “Debt to Capital Covenant”)
•Limit the amounts of our secured assets as well as secured and other indebtedness

As of November 30, 2020, we had entered into supplemental agreements to amend our agreements with respect to the Financial Covenant to:

•Waive compliance for all of our export credit facilities through November 30, 2021 or December 31, 2021, as applicable, with aggregate indebtedness of $7.3 billion as of November 30, 2020. We will be required to comply beginning with the next testing date of February 28, 2022.
•Waive compliance through November 30, 2021 for certain of our bank loans with aggregate indebtedness of $2.1 billion as of November 30, 2020. The amendments were subsequently extended through November 30, 2022, with the applicable covenant threshold reduced beginning from the February 28, 2023 testing date before reverting to 3.0 to 1.0 from the February 28, 2024 testing date onwards.
•Waive compliance for the remaining applicable bank loans with aggregate indebtedness of $479 million as of November 30, 2020, through their respective maturity dates.

At November 30, 2020, we were in compliance with the applicable debt covenants.

In December 2020, we entered into an amendment agreement to our Revolving Facility. The amendment increased the maximum percentage for our Debt to Capital Covenant from the testing date on November 30, 2021 through the testing date on February 28, 2024, introduced a new minimum liquidity covenant (from the testing date of February 28, 2021 to November 30, 2022), introduced the Financial Covenant (from the testing date of February 28, 2023 for the remainder of the term of the Revolving Facility), and introduced certain other restrictive covenants through November 30, 2024. The amendment also restricts the granting of guarantees and security interests for certain of our outstanding debt through November 30, 2024. In January 2021, we entered into amendments which resulted in similar changes to agreements governing our bank loans.

Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

Credit Ratings Update

Since March 2020, Moody’s and S&P Global have downgraded our credit ratings to be non investment grade.

Newbuild Ship Financing

We have unsecured long-term unfunded export credit ship financings. These facilities, if drawn at the time of ship delivery, are generally repayable semi-annually over 12 years. We have the option to cancel each one at specified dates prior to the underlying ship’s delivery date.

2023 First Lien Notes

In April 2020, we issued $4.0 billion aggregate principal amount of 11.5% first-priority senior secured notes due in 2023 (the “2023 First Lien Notes”). The 2023 First Lien Notes mature on April 1, 2023 unless earlier redeemed or repurchased. Our obligations under the 2023 First Lien Notes are guaranteed by Carnival plc and certain of our subsidiaries that own or operate our vessels and material intellectual property, and are secured by collateral, which includes vessels and material intellectual property with a net book value of $27.8 billion as of November 30, 2020 and certain other assets. Upon the occurrence of certain change of control events, we are required to offer to repurchase the 2023 First Lien Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the purchase date.

The indenture governing the 2023 First Lien Notes contains covenants that limit our ability to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) make dividend payments on or make other distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on assets; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (vii) enter into certain transactions with our affiliates. These covenants are subject to a number of important limitations and exceptions.

Convertible Notes

In April 2020, we issued $2.0 billion aggregate principal amount of 5.75% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. The Convertible Notes are guaranteed on a senior unsecured basis by Carnival plc, Carnival Finance, LLC and our subsidiaries that guarantee the 2023 First Lien Notes.

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

The Convertible Notes are convertible at any time prior to the close of business on the business day immediately preceding January 1, 2023, only under the following circumstances:

•during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

As of November 30, 2020, a condition allowing holders of the Convertible Notes to convert has been met and therefore the notes are convertible. The holders are entitled to convert all or any portion of their Convertible Notes at any time during the three months starting on December 1, 2020 and ending on February 28, 2021, at the conversion rate of 100 shares of Carnival Corporation common stock per $1,000 principal amount of Convertible Notes.

In August 2020, we completed registered direct offering of 99.2 million shares of Carnival Corporation common stock at a price of $14.02 per share to a limited number of holders of the Convertible Notes (the “August Registered Direct Offering”). We used the proceeds of the stock offerings to repurchase from such holders $886 million aggregate principal amount of the Convertible Notes in privately negotiated transactions.

In November 2020, we completed two registered direct offerings of 57.4 million shares and 10.4 million shares of Carnival Corporation common stock at a price of $18.05 and $17.59 per share, respectively, to a limited number of holders of the Convertible Notes (the “November Registered Direct Offerings”). We used the proceeds from the stock offering to repurchase from such holders $590 million aggregate principal amount of the Convertible Notes in privately negotiated transactions.

We recognized a $464 million extinguishment loss as a result of the August and November Registered Direct Offerings in other income (expense), net.

We account for the Convertible Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows.

The carrying amount of the equity component representing the conversion option was $286 million on the date of issuance and was calculated by deducting the carrying value of the liability component from the initial proceeds from the Convertible Notes. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the Convertible Notes under the effective interest rate method using an effective interest rate of 12.9%. The carrying amount of the equity component was reduced to zero in conjunction with the partial repurchase of Convertible Notes in August 2020 because at the time of repurchase, the fair value of the equity component for the portion of the Convertible Notes that was repurchased, exceeded the total amount of the equity component recorded at the time the Convertible Notes were issued.

The net carrying value of the liability component of the Convertible Notes was as follows:

(in millions)	November 30, 2020
Principal	$537
Less: Unamortized debt discount and transaction costs	(76)
$461

The interest expense recognized related to the Convertible Notes was as follows:

(in millions)	Year Ended November 30, 2020
Contractual interest expense	$58
Amortization of debt discount and transaction costs	$50
$109

We had no Convertible Notes in 2019.

2025 Secured Term Loan
In June 2020, we borrowed an aggregate principal amount of $2.8 billion in two tranches ($1.9 billion and €800 million), under a first-priority senior secured term loan facility that matures on June 30, 2025 (the "2025 Secured Term Loan"). The U.S. dollar tranche bears interest at a rate per annum equal to adjusted LIBOR (with a 1% floor) plus 7.5%. The euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 7.5%. The 2025 Secured Term Loan is guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a first-priority basis by substantially the same collateral that currently secures, the 2023 First Lien Notes, the 2026 Second Lien Notes and the 2027 Second Lien Notes. The

2025 Secured Term Loan contains covenants that are substantially similar to the covenants in the indenture governing the 2023 First Lien Notes. These covenants are subject to a number of important limitations and exceptions.

2026 Second Lien Notes

In July 2020, we issued an aggregate principal amount of $1.3 billion in two tranches ($775 million and €425 million), under second-priority senior secured notes that mature on February 1, 2026 (the "2026 Second Lien Notes"). The U.S. dollar tranche bears interest at a rate of 10.5% per year. The euro tranche bears interest at a rate of 10.1% per year. The 2026 Second Lien Notes are guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a second-priority basis by substantially the same collateral that currently secures, the 2023 First Lien Notes, the 2025 Secured Term Loan and the 2027 Second Lien Notes. The indenture governing the 2026 Second Lien Notes contains covenants that are substantially similar to the covenants in the indenture governing the 2023 First Lien Notes and the 2027 Second Lien Notes. These covenants are subject to a number of important limitations and exceptions.

2027 Second Lien Notes

In August 2020, we issued an aggregate principal amount of $900 million of second-priority senior secured notes that mature on August 1, 2027 (the "2027 Second Lien Notes"). The 2027 Second Lien Notes bear interest at a rate of 9.9% per year. The 2027 Second Lien Notes are guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a second-priority basis by substantially the same collateral that currently secures, the 2023 First Lien Notes, the 2025 Secured Term Loan and the 2026 Second Lien Notes. The indenture governing the 2027 Second Lien Notes contains covenants that are substantially similar to the covenants in the indenture governing the 2023 First Lien Notes and the 2026 Second Lien Notes. These covenants are subject to a number of important limitations and exceptions.

2026 Senior Unsecured Notes

In November 2020, we issued an aggregate principal amount of $2.0 billion in two tranches $1.5 billion and €500 million) under senior unsecured notes that mature on March 1, 2026 (the “2026 Senior Unsecured Notes”). The U.S dollar tranche bears interest at a rate of 7.6% per year. The euro tranche bears interest at a rate of 7.6% per year. The 2026 Senior Unsecured Notes are guaranteed by Carnival plc and the same subsidiaries that currently guarantee the 2023 First Lien Notes, 2026 Second Lien Notes and the 2027 Second Lien Notes and are unsecured. The 2026 Senior Unsecured Notes contains covenants that are substantially similar to the covenants in the indentures governing the 2023 First Lien Notes, 2026 Second Lien Notes and the 2027 Second Lien Notes. These covenants are subject to a number of important limitations and exceptions.

Modifications and Other

Certain export credit agencies have offered 12-month debt amortization and a financial covenant holiday (“Debt Holiday”). In 2020, we have entered into supplemental agreements or side letters for Debt Holiday amendments to defer certain principal repayments otherwise due through March 31, 2021, except for one export credit facility with a deferral period through April 30, 2021, through the creation of separate tranches of loans with repayments made over the following four years.

During the year-ended November 30, 2020, we recognized a gain on early extinguishment of debt of $5 million that is included in other income (expense), net in the accompanying Consolidated Statements of Income (Loss).

NOTE 6 – Commitments

	Fiscal
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
New ship growth capital	$3,201	$4,692	$3,273	$793	$1,076	$—	$13,036
Other long-term commitments	219	98	54	52	37	18	478
	$3,421	$4,790	$3,327	$845	$1,113	$18	$13,515

NOTE 7 – Contingencies

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, claiming ownership of commercial waterfront real property we own and use at the Havana docks and seeking damages, including treble damages. On July 9, 2020, the court granted our motion for judgment on the pleadings in the action filed by Javier Garcia Bengochea, and dismissed the plaintiff’s action with prejudice. On August 6, 2020, Bengochea filed a notice of appeal. On September 14, 2020, the court denied our motion to dismiss the amended action filed by Havana Docks Corporation. We filed an answer to the amended complaint on September 25, 2020. The plaintiff filed a second amended complaint on October 27, 2020, and we filed an answer on November 10, 2020. We continue to believe we have a meritorious defense to these actions and we believe that any liability which may arise as a result of these actions will not have a material impact on our consolidated financial statements.

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

Other Contingencies

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request under certain circumstances that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the card processor. As of November 30, 2020, we had $377 million of customer deposits withheld to satisfy these requirements. We expect the funds withheld under these agreements will be approximately $60 million per month up to a maximum of $600 million. Additionally, during 2020, we placed $166 million of cash collateral in escrow and provided $46 million in reserve funds, these amounts are included within other assets.

COVID-19 Actions

We have been named in a number of actions related to COVID-19. The following purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa or Zaandam. These actions seek compensation based on a variety of tort claims, including, but not limited to, negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed and/or contracting COVID-19 onboard. Below are material updates to the previously disclosed class actions and individual actions.

Previously Disclosed Class Actions

As previously disclosed, on April 7, 2020, Paul Turner, a former guest from Costa Luminosa, filed a purported class action against Costa Crociere, S.p.A. (“Costa”) and Costa Cruise Line, Inc. in the U.S. District Court of the Southern District of Florida. On September 10, 2020, the court granted Costa’s motion to dismiss based upon forum non conveniens, and directed that the action be filed in Italy. The plaintiff has appealed the order, and the appeal is pending in the Court of Appeals for the 11th Circuit.

As previously disclosed, on April 8, 2020, numerous former guests from Grand Princess filed a purported class action against Carnival Corporation and Carnival plc and two of our subsidiaries, Princess Cruise Lines, Ltd. (“Princess Cruises”) and Fairline Shipping International Corporation, Ltd. The plaintiffs ultimately removed Fairline Shipping from the case. On September 22, 2020, the court granted our motions to dismiss the plaintiffs’ second amended complaint in part. The court granted our motion to dismiss the plaintiffs’ negligence-based claims without prejudice and with leave to amend and granted our motion to dismiss the plaintiffs’ request for injunctive relief without prejudice. The court denied our motion to dismiss plaintiffs’ claims for intentional infliction of emotional distress. On October 2, 2020, the plaintiffs filed a third amended complaint. On October 20, 2020, the court denied plaintiffs’ motion for class certification, and the plaintiffs filed a petition for leave to appeal this ruling to the Ninth Circuit Court of Appeals on November 3, 2020. The petition for leave to appeal is pending. On November 25, 2020, the court granted in part and denied in part our motion to dismiss, allowing the negligence claims of those individual plaintiffs who claim to have contracted COVID-19 or to have experienced COVID-19 symptoms to proceed against Carnival Corporation, Carnival plc and Princess Cruises and dismissing the claims of those plaintiffs who did not allege contracting COVID-19 with prejudice. The court also dismissed the plaintiffs’ claims for injunctive relief with prejudice. On December 9, 2020, we filed an answer to the plaintiffs’ third amended complaint. On December 28, 2020, the parties filed a request for private mediation.

As previously disclosed, on May 27, 2020, Service Lamp Corporation Profit Sharing Plan filed a purported class action against Carnival Corporation, Arnold W. Donald and David Bernstein on behalf of all purchasers of Carnival Corporation securities between January 28 and May 1, 2020. As previously disclosed, on June 3, 2020, John P. Elmensdorp filed a purported class action against the same defendants, and included Micky Arison as a defendant. This action is on behalf of all purchasers of Carnival Corporation securities between September 26, 2019 and April 30, 2020. These actions allege that the defendants violated Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response, and seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions. On July 21, 2020, Abraham Atachbarian filed a purported class action against the same defendants as the Elmensdorp action. The Atachbarian action is on behalf of all purchasers of Carnival Corporation options between January 27 and May 1, 2020 and allege the same set of factual theories presented in the class actions described above. These three cases have been consolidated with a new lead plaintiff, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers’ Pension and Annuity Fund, and a consolidated class action complaint was filed on December 15, 2020, which also removed Micky Arison and David Bernstein as defendants. A motion to dismiss was filed on January 18, 2021.

As previously disclosed, on June 4, 2020, another group of former guests from Grand Princess filed a purported class action against Carnival Corporation, Carnival plc, and Princess Cruises in the U.S. District Court for the Central District of California, seeking compensation based on largely the same factual theories presented in the class action described above. The action asserts claims for negligence, gross negligence, negligent infliction of emotional distress and intentional infliction of emotional distress. On November 23, 2020, a motion to dismiss plaintiff’s amended action was filed and the briefing is now complete.

As previously disclosed, on June 4, 2020, numerous former guests from Ruby Princess filed a purported class action against Princess Cruises. Princess Cruises filed a motion to dismiss, in response to which the plaintiffs amended their action to remove their class action allegations and seek recovery on behalf of two guests who allege that they contracted COVID-19 while on Ruby Princess. Princess Cruises filed a motion to dismiss the amended complaint. On October 12, 2020, plaintiffs filed a second amended complaint, to which Princess Cruises filed an answer on October 26, 2020.

As previously disclosed, on June 24, 2020, Leonard C. Lindsay and Carl E.W. Zehner, former guests from Zaandam, filed a purported class action against Carnival Corporation, Carnival plc and Holland America Line N.V. On September 11, 2020, the plaintiffs filed an amended class action on behalf of all persons in the U.S. who were guests from Zaandam who embarked on March 8, 2020. Carnival Corporation, Carnival plc and Holland America Line N.V have filed a motion to dismiss on November 20, 2020. On December 11, 2020, plaintiffs filed their response, to which we filed our reply on December 24, 2020.

As previously disclosed, on July 13, 2020, Kathleen O’Neill, a former guest from Coral Princess filed a purported class action in the U.S. District Court for the Central District of California against Princess Cruises, Carnival Corporation, and Carnival plc. We have filed a motion to dismiss. This case is currently stayed and is pending resolution of the appeal by the plaintiffs in the Grand Princess class action of the court’s denial of the plaintiffs’ motion for class certification, Archer et al v. Carnival Corporation and plc et al.

As previously disclosed, on July 13, 2020, another group of former guests from Grand Princess filed a purported class action in the U.S. District Court for the Central District of California against Princess Cruises, Carnival Corporation and Carnival plc. On November 23, 2020, a motion to dismiss the plaintiff’s amended action was filed and the briefing is now complete.

As previously disclosed, on July 23, 2020, Susan Karpik, a former guest from Ruby Princess filed a purported class action against Carnival plc and Princess Cruises in the Federal Court of Australia On December 14, 2020, we filed an interlocutory appeal.

We believe that all the claims asserted in the above class actions are without merit and are taking proper actions to defend against them.

Individual Actions

Since March 9, 2020, more than 100 former U.S. guests who sailed onboard various vessels, including, but not limited to, Diamond Princess, Grand Princess, Ruby Princess, Coral Princess or Zaandam, filed individual actions against Princess Cruises and, in some actions, also against Carnival Corporation and/or Carnival plc, Costa and Holland America Line, including actions previously disclosed. Both the previously disclosed and newly filed actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs allege only emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims.

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

As previously disclosed, on June 30, 2020, Kenneth and Nora Hook, former guests from Zaandam, filed an action against Holland America Line N.V. The court denied the plaintiff’s motion for an expedited trial date and Holland America’s motion to dismiss. The case is currently scheduled for a bench trial on November 15, 2021.

As previously disclosed, on July 16, 2020, Toyling Maa, individually and as personal representative of the estate of Wilson Maa, a former guest from Coral Princess, and the estate of Wilson Maa, filed an action in the U.S. District Court for the Central District of California against Carnival Corporation, Carnival plc and Princess Cruises seeking compensation for damages for Ms. Maa allegedly contracting COVID-19 and alleging wrongful death as a result of Mr. Maa contracting COVID-19. The action asserts claims for negligence. On September 21, 2020, the court denied the plaintiffs’ motion to remand and granted defendants’ motion to dismiss without prejudice and with leave to amend. On November 30, 2020, plaintiffs filed an amended complaint and the defendants filed a motion to dismiss on December 14, 2020.

As previously disclosed, on July 23, 2020, an action was filed on behalf of the estate of Carl Weidner, a former guest from Grand Princess, in the U.S. District Court for the Northern District of California against Carnival Corporation, Carnival plc and Princess Cruises seeking compensation based on a claim alleging wrongful death as a result of contracting COVID-19. The action asserts claims for negligence. The action also alleges that the forum selection clause in the guest’s ticket contract that specifies venue in the Central District of California is unenforceable. Carnival Corporation, Carnival plc and Princess Cruises filed a motion to dismiss and a motion to transfer venue to the Central District of California on October 5, 2020. On January 8, 2021, the court granted the motion to transfer the case to the Central District of California.

Newly Filed Individual Actions

Costa has been named in several individual actions filed in France, Italy and Brazil. These actions are in their preliminary stages and potential damages are not yet known. We believe, however, that the claims asserted in these actions are without merit and are taking proper actions to defend against them.

All the above individual actions seek monetary and punitive damages but do not specify exact amounts. We are taking proper actions to defend against them.

Governmental Inquiries and Investigations

Federal and non-U.S. governmental agencies and officials are investigating or otherwise seeking information, testimony and/or documents, regarding COVID-19 incidents and related matters. We are investigating these matters internally and are cooperating with all requests. The investigations could result in the imposition of civil and criminal penalties in the future.

NOTE 8 – Taxation

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

Regulations under Section 883 list certain activities that the IRS does not consider to be incidental to the international operation of ships and, therefore, the income attributable to such activities, to the extent such income is U.S. source, does not qualify for the Section 883 exemption. Among the activities identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

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

Italian and German Income Tax

In 2015, Costa and AIDA re-elected to enter the Italian tonnage tax regime through 2024 and can reapply for an additional ten-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2020 and 2019.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

Asian Countries Income Taxes

Substantially all of our brands’ income from their international operations in Asian countries is exempt from income tax by virtue of relevant income tax treaties.

Other

We recognize income tax provisions for uncertain tax positions, based solely on their technical merits, when it is more likely than not to be sustained upon examination by the relevant tax authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution. Based on all known facts and circumstances and current tax law, we believe that the total amount of our uncertain income tax position liabilities and related accrued interest are not material to our financial position. All interest expense related to income tax liabilities is included in income tax expense.

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure, and these taxes, fees and other charges are included in commissions, transportation and other costs and other operating expenses.

NOTE 9 – Shareholders’ Equity

Share Repurchase Program

Under a share repurchase program effective 2004, we had been authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). On June 15, 2020, to enhance our liquidity and comply with restrictions in our recent financing transactions, the Boards of Directors terminated the Repurchase Program.

	Carnival Corporation		Carnival plc
(in millions)	Number of Shares Repurchased	Dollar Amount Paid for Shares Repurchased	Number of Shares Repurchased	Dollar Amount Paid for Shares Repurchased
2020	—	$—	0.2	$10
2019	0.6	$26	12.2	$569
2018	7.8	$476	16.3	$985

Accumulated Other Comprehensive Income (Loss)

	AOCI
	November 30,
(in millions)	2020	2019
Cumulative foreign currency translation adjustments, net	$(1,382)	$(1,961)
Unrecognized pension expenses	(95)	(88)
Net losses on cash flow derivative hedges	41	(18)
	$(1,436)	$(2,066)

During 2020, 2019 and 2018, there were $3 million, $5 million and $5 million of unrecognized pension expenses that were reclassified out of accumulated other comprehensive loss and were included within payroll and related expenses and selling and administrative expenses.

Dividends

To enhance our liquidity, as well as comply with the dividend restrictions contained in our debt agreements, we suspended the payment of dividends on the common stock of Carnival Corporation and the ordinary shares of Carnival plc. We declared quarterly cash dividends on all of our common stock and ordinary shares as follows:

	Quarters Ended
(in millions, except per share data)	February 28	May 31	August 31	November 30
2020
Dividends declared per share	$0.50	$—	$—	$—
Dividends declared	$342	$—	$—	$—

2019
Dividends declared per share	$0.50	$0.50	$0.50	$0.50
Dividends declared	$345	$346	$342	$346

2018
Dividends declared per share	$0.45	$0.50	$0.50	$0.50
Dividends declared	$322	$357	$350	$349

Carnival Corporation’s Articles of Incorporation authorize its Board of Directors, at its discretion, to issue up to 40 million shares of preferred stock. At November 30, 2020 and 2019, no Carnival Corporation preferred stock or Carnival plc preference shares had been issued.

Public Equity Offerings

In April 2020, we completed a public offering of 71.9 million shares of Carnival Corporation’s common stock at a price per share of $8.00, resulting in net proceeds of $556 million.

In October 2020, we completed our $1.0 billion “at-the-market” (“ATM”) equity offering program that was announced on September 15, 2020, pursuant to which we sold 67.1 million shares of Carnival Corporation common stock.

In November 2020, we completed our $1.5 billion ATM equity offering program that was announced on November 10, 2020, pursuant to which we sold 94.5 million shares of Carnival Corporation common stock.
NOTE 10 – Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	November 30, 2020				November 30, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$45	$—	$17	$18	$181	$—	$31	$149
Total	$45	$—	$17	$18	$181	$—	$31	$149
Liabilities
Fixed rate debt (b)	$15,547	$—	$16,258	$—	$7,438	$—	$7,782	$—
Floating rate debt (b)	12,034	—	11,412	—	4,195	—	4,248	—
Total	$27,581	$—	$27,670	$—	$11,634	$—	$12,030	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	November 30, 2020			November 30, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,513	$—	$—	$518	$—	$—
Restricted cash	179	—	—	13	—	—
Derivative financial instruments	—	—	—	—	58	—
Total	$9,692	$—	$—	$530	$58	$—
Liabilities
Derivative financial instruments	$—	$10	$—	$—	$25	$—
Total	$—	$10	$—	$—	$25	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trademarks

As a result of the effect of COVID-19 on our expected future operating cash flows, we performed interim discounted cash flow analyses for certain reporting units with goodwill as of February 29, 2020 and for all reporting units with goodwill or trademarks as of May 31, 2020 (i.e. prior to our annual test date of July 31, 2020). Consequently, we determined that the estimated fair values of two of our North America & Australia (“NAA”) segment reporting units and two of our Europe & Asia (“EA”) segment reporting units no longer exceeded their carrying values. We recognized goodwill impairment charges of $2.1 billion and have no remaining goodwill for those reporting units. As of July 31, 2020, we performed our annual goodwill and trademark impairment reviews and we determined there was no incremental impairment for goodwill or trademarks at our annual test date. As a result of the extended pause in operations, we performed an additional quantitative goodwill impairment review for all remaining reporting units as of November 30, 2020 and we determined there was no incremental impairment for goodwill.

As of July 31, 2019 and 2018, we performed our annual goodwill and trademark impairment reviews and we determined there was no impairment for goodwill or trademarks.

As of November 30, 2019, we performed an additional goodwill impairment review for our Costa reporting unit, $435 million of goodwill recorded, and we determined there was no impairment for goodwill.

The determination of the fair value of our reporting units’ and trademarks includes numerous assumptions that are subject to various risks and uncertainties. Our pause in guest cruise operations and the possibility of further extensions created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•The timing of our return to service, changes in market conditions and port or other restrictions
•Forecasted revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues including credit and debit card fees
•The allocation of new ships and the timing of the transfer or sale of ships amongst brands, as well as the estimated proceeds from ship sales
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

We believe that we have made reasonable estimates and judgments. A change in the principal assumptions, which influences the determination of fair value, may result in a need to recognize an additional impairment charge. Refer to Note 2 - “Summary of Significant Accounting Policies, Preparation of Financial Statements” for additional discussion.

	Goodwill
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2018	$1,898	$1,027	$2,925
Foreign currency translation adjustment	—	(13)	(13)
At November 30, 2019	1,898	1,014	2,912
Impairment charges	(1,319)	(777)	(2,096)
Foreign currency translation adjustment	—	(9)	(9)
At November 30, 2020	$579	$228	$807

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2018	$927	$242	$1,169
Foreign currency translation adjustment	—	(2)	(2)
At November 30, 2019	927	240	1,167
Foreign currency translation adjustment	—	13	13
At November 30, 2020	$927	$253	$1,180

Impairments of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on our expected future operating cash flows and our decisions to dispose of certain ships, we determined certain impairment triggers had occurred. Accordingly, we performed undiscounted cash flow analyses on certain ships in our fleet throughout 2020. Based on these undiscounted cash flow analyses, we determined that certain ships, specifically those being disposed of, had net carrying values that exceeded their estimated undiscounted future cash flows. We determined the fair values of these ships based on their estimated selling value. We then compared these estimated fair values to the net carrying values and, as a result, we recognized ship impairment charges of $1.5 billion and $0.3 billion in our NAA and EA segments, respectively, during 2020. We did not recognize ship impairment charges during 2019 and 2018. The principal assumptions, all of which are considered level 3 inputs, used in our cash flow analyses consisted of:

•Timing of the respective ship’s return to service, changes in market conditions and port or other restrictions
•Forecasted ship revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees
•Timing of the sale of ships and estimated proceeds

Refer to Note 2 - “Summary of Significant Accounting Policies, Preparation of Financial Statements” for additional discussion.

Derivative Instruments and Hedging Activities

		November 30,
(in millions)	Balance Sheet Location	2020	2019
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$—	$32
	Other assets	—	25
Total derivative assets		$—	$58
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$—	$1
	Other long-term liabilities	—	9
Foreign currency zero cost collars (b)	Accrued liabilities and other	—	1
Interest rate swaps (c)	Accrued liabilities and other	5	6
	Other long-term liabilities	5	9
Total derivative liabilities		$10	$25

(a)At November 30, 2020, we had no cross currency swaps. At November 30, 2019, we had cross currency swaps totaling $1.9 billion that are designated as hedges of our net investments in foreign operations with a euro-denominated functional currency.
(b)At November 30, 2020, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $248 million at November 30, 2020 and $300 million at November 30, 2019 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At November 30, 2020, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	November 30, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$10	$—	$10	$—	$10

	November 30, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$58	$—	$58	$(4)	$54
Liabilities	$25	$—	$25	$(4)	$21

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in income was as follows:

	November 30,
(in millions)	2020	2019	2018
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$131	$43	$18
Cross currency swaps – net investment hedges - excluded component	$(1)	$1	$—
Foreign currency zero cost collars – cash flow hedges	$1	$(1)	$(12)
Foreign currency forwards - cash flow hedges	$53	$—	$—
Interest rate swaps – cash flow hedges	$6	$3	$6
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(6)	$(7)	$(10)
Foreign currency zero cost collars - Depreciation and amortization	$1	$1	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$12	$23	$—

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not material.

Financial Risk

Fuel Price Risks

We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through ship maintenance practices, modifying our itineraries and implementing innovative technologies.

(in millions)	November 30, 2018
Unrealized gains on fuel derivatives, net	$94
Realized losses on fuel derivatives, net	(35)
Gains (losses) on fuel derivatives, net	$59

There were no unrealized or realized gains or losses on fuel derivatives for the period ended November 30, 2020 and 2019.

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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of November 30, 2020, we have designated $881 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. In 2020, we recognized $27 million of losses on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $9.0 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At November 30, 2020, for the following newbuild, we had foreign currency contracts for a portion of our euro-denominated shipyard payments. These contracts are designated as cash flow hedges.

Foreign currency zero cost collars	Entered Into	Matures In	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Mardi Gras	2020	December 2020	$1.12	$1.28

If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under the zero cost collars.

At November 30, 2020, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $6.9 billion for newbuilds scheduled to be delivered from 2020 through 2025.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps, issuance of new debt, amendment of existing debt, early retirement of existing debt or through the completion of various other capital transactions.

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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At November 30, 2020, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance, however, because of the impact COVID-19 is having on economies, we have experienced, and expect to continue to experience, an increase in credit losses.

Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

NOTE 11 – Leases

Substantially all of our leases for which we are the lessee are operating leases of port facilities and real estate and are included within operating lease right-of-use assets, long-term operating lease liabilities and current portion of operating lease liabilities in our Consolidated Balance Sheet as of November 30, 2020.

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

We amortize our lease assets on a straight-line basis over the lease term. The components of expense were as follows:

(in millions)	Year Ended November 30, 2020
Operating lease expense	$203
Variable lease expense (a) (b)	$(61)

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
(b)Several of our preferential berthing agreements have force majeure provisions. We have treated the concessions granted under such provisions as variable payment adjustments. If our interpretation of the force majeure provisions is disputed, we could be required to record and make additional guarantee payments.

We have multiple agreements, with a total undiscounted minimum commitment of approximately $439 million, that have been executed but the lease term has not commenced as of November 30, 2020. These are substantially all related to our rights to use certain port facilities. The leases are expected to commence between 2021 and 2022.

During 2020, we obtained $144 million of right-of-use assets in exchange for new operating lease liabilities. The cash outflow for leases was materially consistent with the lease expense recognized during 2020.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

November 30, 2020
Weighted average remaining lease term - operating leases (in years)	13
Weighted average discount rate - operating leases	3.4%

As of November 30, 2020, maturities of operating lease liabilities were as follows:

(in millions) Year
2021	$204
2022	176
2023	159
2024	147
2025	143
Thereafter	936
Total lease payments	1,765
Less: Present value discount	(341)
Present value of lease liabilities	$1,424

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

NOTE 12 – Segment Information

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

	As of and for the years ended November 30,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)		Capital expenditures	Total assets
2020
NAA	$3,627	$5,623	$1,066	$1,413	$(5,794)	(a)	$1,430	$25,257
EA	1,790	2,548	523	672	(2,729)	(b)	2,036	16,505
Cruise Support	68	(10)	262	128	(313)		144	11,135
Tour and Other	110	84	27	28	(29)		11	696
	$5,595	$8,245	$1,878	$2,241	$(8,865)		$3,620	$53,593
2019
NAA	$13,612	$8,370	$1,427	$1,364	$2,451		$2,781	$27,102
EA	6,650	4,146	744	645	1,115		2,462	15,473
Cruise Support	173	125	281	115	(347)		143	1,861
Tour and Other	390	268	28	36	56		43	623
	$20,825	$12,909	$2,480	$2,160	$3,276		$5,429	$45,058
2018
NAA	$12,236	$7,180	$1,403	$1,264	$2,389		$2,614	$25,613
EA	6,243	3,676	751	611	1,205		945	13,825
Cruise Support	129	53	268	103	(296)		38	2,303
Tour and Other	272	180	28	39	26		152	660
	$18,881	$11,089	$2,450	$2,017	$3,325		$3,749	$42,401
(a)    Includes $1.3 billion of goodwill impairment charges.
(b)    Includes $777 million of goodwill impairment charges.

Revenues by geographic areas, which are based on where our guests are sourced, were as follows:

	Years Ended November 30,
(in millions)	2020	2019	2018
North America	$3,084	$11,502	$10,066
Europe	1,643	6,318	5,957
Australia and Asia	687	2,632	2,530
Other	180	373	327
	$5,595	$20,825	$18,881

Substantially all of our long-lived assets consist of our ships and move between geographic areas.

NOTE 13 – Compensation Plans and Post-Employment Benefits

Equity Plans

We issue our share-based compensation awards, which at November 30, 2020 included time-based share awards (restricted stock awards and restricted stock units), performance-based share awards and market-based share awards (collectively “equity awards”), under the Carnival Corporation and Carnival plc stock plans. Equity awards are principally granted to management level employees and members of our Boards of Directors. The plans are administered by the Compensation Committee which is made up of independent directors who determine which employees are eligible to participate, the monetary value or number of shares for which equity awards are to be granted and the amounts that may be exercised or sold within a specified term. We had an aggregate of 11.1 million shares available for future grant at November 30, 2020. We fulfill our equity award obligations using shares purchased in the open market or with unissued or treasury shares. Our equity awards generally vest over a three-year period, subject to earlier vesting under certain conditions.

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at November 30, 2017	2,949,968	$51.82
Granted	951,906	$66.68
Vested	(1,419,218)	$45.45
Forfeited	(202,139)	$56.57
Outstanding at November 30, 2018	2,280,517	$61.57
Granted	1,357,177	$52.17
Vested	(960,693)	$53.49
Forfeited	(185,625)	$56.13
Outstanding at November 30, 2019	2,491,376	$59.97
Granted	9,971,331	$20.72
Vested	(1,641,570)	$30.68
Forfeited	(480,361)	$50.96
Outstanding at November 30, 2020	10,340,776	$26.61

As of November 30, 2020, there was $129 million of total unrecognized compensation cost related to equity awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Single-employer Defined Benefit Pension Plans

We maintain several single-employer defined benefit pension plans, which cover certain of our shipboard and shoreside employees. The U.S. and UK shoreside employee plans are closed to new membership and are funded at or above the level required by U.S. or UK regulations. The remaining defined benefit plans are primarily unfunded. These plans provide pension benefits primarily based on employee compensation and years of service.

	UK Plan (a)		All Other Plans
(in millions)	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation as of December 1	$299	$267	$259	$213
Past service cost	—	—	20	17
Interest cost	5	7	6	8
Benefits paid	(16)	(10)	(14)	(18)
Actuarial (gain) loss on plans’ liabilities	14	35	13	34
Plan curtailments, settlements and other	—	—	(4)	—
Projected benefit obligation as of November 30	303	299	280	254

Change in plan assets:
Fair value of plan assets as of December 1	312	278	18	18
Return on plans’ assets	23	43	1	1
Employer contributions	6	2	14	18
Benefits paid	(16)	(10)	(14)	(19)
Plan settlements	—	—	(2)	—
Administrative expenses	(1)	—	—	—
Fair value of plan assets as of November 30	325	312	17	18

Funded status as of November 30	$22	$13	$(263)	$(236)

(a) The P&O Princess Cruises (UK) Pension Scheme (“UK Plan”)

The amounts recognized the Consolidated Balance Sheets for these plans were as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
(in millions)	2020	2019	2020	2019
Other assets	$22	$13	$—	$—
Accrued liabilities and other	$—	$—	$32	$25
Other long-term liabilities	$—	$—	$231	$210

The accumulated benefit obligation for all defined benefit pension plans was $584 million and $531 million at November 30, 2020 and 2019, respectively.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	November 30,
(in millions)	2020	2019
Projected benefit obligation	$280	$254
Accumulated benefit obligation	$272	$247
Fair value of plan assets	$17	$18

The net benefit cost recognized in the Consolidated Statements of Income (Loss) were as follows:

	UK Plan			All Other Plans
	November 30,			November 30,
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$20	$17	$16
Interest cost	5	7	7	6	8	6
Expected return on plan assets	(8)	(11)	(12)	(1)	(1)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss (gain)	—	—	1	4	3	3
Settlement loss recognized	—	—	—	1	—	4
Net periodic benefit cost	$(3)	$(3)	$(2)	$32	$28	$29

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income (Loss).

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	UK Plan		All Other Plans
	2020	2019	2020	2019
Discount rate	1.6%	1.9%	2.2%	2.9%
Rate of compensation increase	2.3%	2.9%	2.8%	3.0%

Weighted average assumptions used to determine net pension income are as follows:

	UK Plan			All Other Plans
	2020	2019	2018	2020	2019	2018
Discount rate	1.9%	3.0%	2.6%	2.9%	3.5%	3.3%
Expected return on assets	3.0%	4.2%	4.0%	3.0%	3.0%	3.0%
Rate of compensation increase	2.9%	3.4%	3.2%	2.7%	3.0%	3.0%

The discount rate used to determine the UK Plan’s projected benefit obligation was determined as the single equivalent rate based on applying a yield curve determined from AA credit rated bonds at the balance sheet date to the cash flows making up the pension plan’s obligations. The discount rate used to determine the UK Plan’s future net periodic benefit cost was determined as the equivalent rate based on applying each individual spot rate from a yield curve determined from AA credit rated bonds at the balance sheet date for each year’s cash flow. The UK Plan’s expected long-term return on plan assets is consistent with the long-term investment return target provided to the UK Plan’s fiduciary manager (U.K. government fixed interest bonds (gilts) plus 1.0% to 1.8% per annum as of November 30, 2020).

Amounts recognized in AOCI are as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
	2020	2019	2020	2019
Actuarial losses (gains) recognized in the current year	$1	$3	$13	$33
Amortization and settlements included in net periodic benefit cost	$—	$—	$(8)	$(3)

We anticipate making contributions of $27 million to the plans during 2021. Estimated future benefit payments to be made during each of the next five fiscal years and in the aggregate during the succeeding five fiscal years are as follows:

(in millions)	UK Plan	All Other Plans
2021	$6	$27
2022	6	25
2023	7	26
2024	7	27
2025	7	29
2026-2030	38	143
	$71	$277

Our investment strategy for our pension plan assets is to maintain a diversified portfolio of asset classes to produce a sufficient level of diversification and investment return over the long term. The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers and procedures to monitor overall investment performance, as well as investment manager performance. As of November 30, 2020 and 2019, respectively, the All Other Plans were all unfunded.

The fair values of the plan assets of the UK Plan by investment class are as follows:

	As of November 30,
	2020	2019
Equities	$55	$153
U.K. government fixed interest bonds (gilts)	270	159

Multiemployer Defined Benefit Pension Plans

We participate in two multiemployer defined benefit pension plans in the UK, the British Merchant Navy Officers Pension Fund (registration number 10005645) (“MNOPF”), which is divided into two sections, the “New Section” and the “Old Section” and the British Merchant Navy Ratings Pension Fund (registration number 10005646) (“MNRPF”). Collectively, we refer to these as “the multiemployer plans.” The multiemployer plans are maintained for the benefit of the employees of the participating employers who make contributions to the plans. The risks of participating in these multiemployer plans are different from single-employer plans, including:

•Contributions made by employers, including us, may be used to provide benefits to employees of other participating employers
•If any of the participating employers were to withdraw from the multiemployer plans or fail to make their required contributions, any unfunded obligations would be the responsibility of the remaining participating employers.
We are contractually obligated to make all required contributions as determined by the plans’ trustees. All of our multiemployer plans are closed to new membership and future benefit accrual. The MNOPF Old Section is fully funded.

We expense our portion of the MNOPF New Section deficit as amounts are invoiced by, and become due and payable to, the trustees. We accrue and expense our portion of the MNRPF deficit based on our estimated probable obligation from the most recent actuarial review. Total expense for the multiemployer plans, was $2 million in 2020, $6 million in 2019 and $8 million in 2018.

Based on the most recent valuation at March 31, 2018 of the MNOPF New Section, it was determined that this plan was 98% funded. In 2020, 2019 and 2018, our contributions to the MNOPF New Section did not exceed 5% of total contributions to the fund. Based on the most recent valuation at March 31, 2017 of the MNRPF, it was determined that this plan was 84% funded. In 2020, 2019 and 2018 our contributions to the MNRPF did not exceed 5% of total contributions to the fund. It is possible that we will be required to fund and expense additional amounts for the multiemployer plans in the future; however, such amounts are not expected to be material to our consolidated financial statements.

Defined Contribution Plans

We have several defined contribution plans available to most of our employees. We contribute to these plans based on employee contributions, salary levels and length of service. Total expense for these plans was $24 million in 2020, $41 million in 2019 and $39 million in 2018.

NOTE 14 – Earnings Per Share

	Years Ended November 30,
(in millions, except per share data)	2020	2019	2018
Net income (loss) for basic and diluted earnings per share	$(10,236)	$2,990	$3,152
Weighted-average shares outstanding	775	690	709
Dilutive effect of equity plans	—	2	2
Diluted weighted-average shares outstanding	775	692	710
Basic earnings per share	$(13.20)	$4.34	$4.45
Diluted earnings per share	$(13.20)	$4.32	$4.44

Antidilutive shares excluded from diluted earnings per share computations were as follows:

(in millions)	November 30, 2020
Equity awards	1
Convertible Notes	103
Total antidilutive securities	104

There were no antidilutive shares excluded from our 2019 and 2018 diluted earnings per share computations.

NOTE 15 – Supplemental Cash Flow Information

	November 30,
(in millions)	2020	2019
Cash and cash equivalents (Consolidated Balance Sheets)	$9,513	$518
Restricted cash included in prepaid expenses and other and other assets	179	13
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$9,692	$530

Cash paid for interest, net of capitalized interest, was $610 million in 2020, $171 million in 2019 and $182 million in 2018. In addition, cash paid for income taxes, net was not material in 2020, $46 million in 2019 and $58 million in 2018.

In connection with the repurchase of the Convertible Notes as part of the August and November Registered Direct Offerings, as an administrative convenience, we permitted the purchasers of 151.2 million of Carnival Corporation common stock to offset the purchase price payable to us against our obligation to pay the purchase price for $1.3 billion aggregate principal amount of the Convertible Notes held by them, which is reflected as a non-cash transaction for the year ended November 30, 2020.

Report of Independent Registered Public Accounting Firm

To the Boards of Directors and Shareholders of Carnival Corporation and Carnival plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carnival Corporation & plc (comprising Carnival Corporation and Carnival plc and their respective subsidiaries, the “Company”) as of November 30, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the ongoing effects of COVID-19 on the Company’s operations and global bookings have had, and will continue to have, a material negative impact on the Company’s financial results and liquidity. Further, beginning on February 28, 2022, additional financial covenant amendments for the Company’s export credit facilities have been requested and will be needed in order to maintain covenant compliance. Management’s evaluation of these events and conditions and management’s plans to mitigate these matters are also described in Note 1.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Interim Impairment Assessment – Certain Reporting Units Within the North America & Australia (“NAA”) and Europe & Asia (“EA”) Reportable Segments

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $807 million as of November 30, 2020. The goodwill associated with the NAA and EA reportable segments as of November 30, 2020 was $579 million and $228 million, respectively. Management reviews goodwill for impairment as of July 31 every year, or more frequently if events or circumstances dictate. The impairment review for goodwill allows management to first assess qualitative factors to determine whether it is necessary to perform the more detailed quantitative goodwill impairment test. Management performs the quantitative test if the qualitative assessment determined it is more-likely-than-not that a reporting unit’s estimated fair value is less than its carrying amount, or management may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, if the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required. However, if the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down based on the difference between the reporting unit’s carrying amount and its fair value, limited to the amount of goodwill allocated to the reporting unit. As a result of the effect of COVID-19 on management’s expected future operating cash flows, management performed interim discounted cash flow analyses for certain reporting units with goodwill as of February 29, 2020 and for all reporting units with goodwill as of May 31, 2020 (i.e., prior to the Company’s annual test date of July 31, 2020). Consequently, management determined that the estimated fair values of two of the Company’s NAA segment reporting units and two of the Company’s EA segment reporting units no longer exceeded their carrying values. Management recognized goodwill impairment charges of $1,319 million and $777 million within the NAA and EA reportable segments, respectively and the Company has no remaining goodwill for those reporting units. As of July 31, 2020, management performed the annual goodwill impairment review and determined there was no incremental impairment for goodwill at the annual test date. As a result of the extended pause in operations, management performed an additional quantitative goodwill impairment review for all remaining reporting units as of November 30, 2020 and determined there was no incremental impairment for goodwill. The determination of the fair value of the Company’s reporting units includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used in management’s cash flow analyses consisted of the timing of the Company’s return to service; changes in market conditions; and port or other restrictions; forecasted revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees; the allocation of new ships; the timing of the transfer or sale of ships amongst brands; and the estimated proceeds from ship sales; and the weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate.

The principal considerations for our determination that performing procedures relating to the goodwill interim impairment assessment for certain reporting units within the NAA and EA reportable segments at May 31, 2020 is a critical audit matter are (i) the significant judgment by management in determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees; the timing of the transfer or sale of ships amongst brands; and the weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of certain reporting units within the NAA and EA reportable segments related to the interim impairment assessment; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of underlying data used in the analyses; and (iv) evaluating the significant assumptions used by management related to forecasted revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees; the timing of the transfer or sale of ships amongst brands; and the weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate. Evaluating management’s assumptions related to forecasted revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees and the timing of the transfer or sale of ships amongst brands involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow analyses and the weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate.

Certain Ship Impairment Assessments

As described in Notes 2, 3, and 10 to the consolidated financial statements, the Company’s consolidated ship and ship improvements balance was $49.8 billion as of November 30, 2020. Management reviews their long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on the Company’s expected future operating cash flows and management’s decision to dispose of certain ships, management determined certain impairment triggers occurred. Accordingly, management performed undiscounted cash flow analyses on certain ships in the Company’s fleet throughout 2020. Based on these undiscounted cash flow analyses, management determined that certain ships, specifically those being disposed, had net carrying values that exceeded their estimated undiscounted future cash flows. Management determined the fair values of these ships based on their estimated selling value. Management then compared these estimated fair values to the net carrying values and, as a result, recognized ship impairment charges of $1.5 billion and $0.3 billion within the NAA and EA segments during 2020. The principal assumptions used in management’s undiscounted cash flow analyses consisted of the timing of the respective ship’s return to service; changes in market conditions; and port or other restrictions; forecasted ship revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees; and the timing of the sale of ships and estimated proceeds.

The principal considerations for our determination that performing procedures relating to certain ship impairment assessments is a critical audit matter are (i) the significant judgment by management in developing the undiscounted cash flow analyses for the ships with triggering events; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted ship revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees and the timing of the sale of ships and estimated proceeds.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s ship impairment assessments, including controls over the analysis of the Company’s ships that were subject to undiscounted cash flow impairment analyses. These procedures also included, among others (i) testing management’s process for developing the undiscounted cash flow estimates for ships with triggering events; (ii) evaluating the appropriateness of the undiscounted cash flow methods; (iii) testing the completeness and accuracy of underlying data used in the estimates; and (iv) evaluating the significant assumptions used by management related to forecasted ship revenues net of the most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees and the timing of the sale of ships and estimated proceeds. Evaluating management’s assumptions related to the forecasted ship revenues net of the most significant variable costs, which are travel agent commissions costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees and the timing of the sale of ships and estimated proceeds involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Liquidity - Impact of COVID-19

As described in Note 1 to the consolidated financial statements, in the face of the global pandemic, management paused its guest cruise operations in mid-March 2020. In September 2020, the Company resumed limited guest operations as part of its phased return to service. Management believes that the ongoing effects of COVID-19 on their operations have had, and will continue to have, a material negative impact on their financial results and liquidity. Management has taken and continues to take actions to improve the Company’s liquidity, including capital expenditure and operating expense reductions, amending credit agreements, accelerating the removal of certain ships from the Company’s fleet, suspending dividend payments on, and the repurchase of, common stock of Carnival Corporation and ordinary shares of Carnival plc and pursuing various capital market transactions. Based on these actions and considering the Company’s available liquidity including cash and cash equivalents of $9.5 billion at November 30, 2020, management concluded there is sufficient liquidity to satisfy the Company’s obligations for at least the next twelve months. The principal assumptions used in management’s cash flow analyses used to estimate future liquidity requirements consisted of the expected continued gradual resumption of guest cruise operations; the expected lower than comparable historical occupancy levels; the expected incremental expenses for the resumption of guest cruise operations for the maintenance of additional public health protocols and complying with additional regulations.

The principal considerations for our determination that performing procedures relating to the impact of COVID-19 on the Company’s liquidity is a critical audit matter are (i) the significant judgment by management when evaluating the uncertainty related to the effects of the COVID-19 pandemic on the Company’s financial results and liquidity, which impacts the Company’s forecasted financial results and estimated liquidity requirements to satisfy obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s liquidity assessment to satisfy obligations for at least the next twelve months.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the Company’s liquidity. These procedures also included, among others, (i) testing management’s process for forecasting financial results and liquidity within one year after the date the financial statements are issued and (ii) testing the completeness and accuracy of underlying data used in the forecast; and (iii) evaluation of management’s liquidity assessment and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy its obligations for at least the next twelve months.

/s/PricewaterhouseCoopers LLP
Miami, Florida
January 26, 2021

We have served as the Company’s auditors since 2003. Prior to that, we served as Carnival Corporation’s auditors since at least 1986. We have not been able to determine the specific year we began serving as auditor of Carnival Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Estimates of ship depreciable lives and residual values
•Booking levels	•Goodwill, ship and trademark fair values
•Occupancy	•Liquidity and credit ratings
•Interest, tax and fuel expenses	•Adjusted earnings per share
•Currency exchange rates	•Impact of the COVID-19 coronavirus global pandemic on our financial condition and results of operations

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, reputation, litigation, cash flows, liquidity, and stock price.
•As a result of the COVID-19 outbreak, we may be out of compliance with one or more maintenance covenants in certain of our debt facilities, for which we currently have amendments for the period through November 30, 2021 with the next testing date of February 28, 2022.
•World events impacting the ability or desire of people to travel have and may continue to lead to a decline in demand for cruises.
•Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties, and reputational damage.
•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks, including the recent ransomware incidents, and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.
•Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction.
•Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.
•Fluctuations in foreign currency exchange rates may adversely impact our financial results.
•Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales,

pricing and destination options.
•Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.

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

2020 Executive Overview

2020 was an unprecedented year with significant impacts on our business from the effects of COVID-19. In response to the global pandemic, we paused our guest cruise operations in mid-March 2020. We returned over 260,000 guests home, repatriated 90,000 crew members, processed billions of dollars of guest refunds and cruise credits, accelerated the exit of 19 vessels, negotiated the delay of 16 ships on order, moved our entire fleet into full pause status, developed new cruise protocols and are putting them to test as we resume limited cruise operations in both Italy and Germany. Additionally, we extended debt maturities and secured financial covenant amendments, while completing various financing transactions for a cumulative $19 billion of new capital. We ended the year with $9.5 billion in cash and believe we have the liquidity in place to sustain ourselves throughout 2021.

We executed a rationalization of our fleet reducing capacity by 13 percent. As a result, we expect to be less reliant on new guests due to our recurring base of repeat guests, which will be spread over a smaller fleet. Our capacity reduction is also expected to deliver a structurally lower cost base. As the 19 ships leaving the fleet are smaller and less efficient ships, we expect to benefit by a reduction in unit costs and a reduction in unit fuel consumption when we resume guest cruise operations. Our efforts to right size our shore side operations may reduce our costs further, as well as our continued focus on finding efficiencies across our ship operations. Over time, we believe we may achieve an additional structural benefit to unit costs as we deliver new, larger and more efficient ships. This includes the deliveries of Princess Cruises’ Enchanted Princess and P&O UK’s Iona in 2020 and the upcoming deliveries of Costa Firenze, Mardi Gras and Rotterdam in 2021. As a result of these and other actions, we expect to emerge from the pause a more efficient company.

We continue to work diligently to resume operations in the U.S., including ongoing discussions with the CDC. We are also working towards resuming operations in many other parts of the world, including Asia, Australia and the UK and we are working hard to do so in a way that serves the best interests of public health. Currently, the company is unable to predict when the entire fleet will return to normal operations. The pause in guest operations continues to have a material negative impact on all aspects of the company's business, including the company’s liquidity, financial position and results of operations. We expect a net loss on both a U.S. GAAP and adjusted basis for the full year ending November 30, 2021.

Our highest responsibility and top priorities are to be in compliance everywhere we operate in the world, to protect the environment and the health, safety and well-being of our guests, the people in the communities we touch and our shipboard and shoreside employees.

We have continued to make advancements in our sustainability efforts, reducing food waste and accelerating the reduction in single use plastics amongst others. We have dealt with many types of viruses previously, and already have effective protocols in place onboard our ships including screening measures, medical centers and enhanced sanitation procedures which prevent and reduce spread once brought onboard from land. We have been working with leading medical and science experts around the globe, to develop new and enhanced protocols and procedures based on the best available science to specifically address the risks associated with COVID-19. We expect these protocols to continue to evolve as society’s understanding of COVID-19 strengthens. We intend to initially resume operations with a small percentage of the fleet. For our initial voyages, we have chosen to sail with low occupancy levels, enabling us to gain experience with our enhanced safety protocols.

Maintaining a strong balance sheet has historically been a key strength for our company. While we raised capital mainly through debt, we strengthened our capital structure through equity, raising $3.0 billion during 2020 and strengthened our balance sheet through the early conversion of convertible debt. All of these efforts are in line with our primary financial objective going forward, to maximize cash generation. As we return to full operations, our cash flow will be the primary driver in our efforts to return to investment grade credit over time, creating greater shareholder value. With the aggressive actions we have taken, managing the balance sheet and reducing capacity, we believe we are positioned to capitalize on pent up demand and to emerge a more efficient company.

New Accounting Pronouncements

Refer to our consolidated financial statements for further information on Accounting Pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are those we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Liquidity and COVID-19

We make several critical accounting estimates with respect to our liquidity.

The effects of COVID-19 have had a significant impact on our operations and liquidity. Significant events affecting travel, including COVID-19 and our pause in guest cruise operations, have had an impact on booking patterns. The full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions. We believe that the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected continued gradual resumption of guest cruise operations
•Expected lower than comparable historical occupancy levels during the resumption of guest cruise operations
•Expected incremental expenses for the resumption of guest cruise operations, for the maintenance of additional public health protocols and procedures for additional regulations

We cannot make assurances that our assumptions used to estimate liquidity requirements may not change because we have never previously experienced a complete cessation of guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic are uncertain. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. We have taken and will continue to take actions to improve liquidity, including capital expenditure and operating expense reductions, amending credit agreements, accelerating the removal of certain ships from the fleet, suspending dividend payments on, and the repurchase of, common stock of Carnival Corporation and ordinary shares of Carnival plc and pursuing various capital transactions.

Ship Accounting

We make several critical accounting estimates with respect to our ship accounting.

We account for ship improvement costs, including replacements of certain significant components and parts, by capitalizing those costs we believe add value to our ships and have a useful life greater than one year and depreciating those improvements over their estimated remaining useful life. The costs of repairs and maintenance, including minor improvement costs and expenses related to dry-docks, are charged to expense as incurred. If we change our assumptions in making our determinations as to whether improvements to a ship add value, the amounts we expense each year as repair and maintenance expense could increase, which would be partially offset by a decrease in depreciation expense, resulting from a reduction in capitalized costs.

In order to compute our ships’ depreciation expense, we apply judgment to determine their useful lives as well as their residual values. We estimate the useful life of our ships and ship improvements based on the expected period over which the assets will be of economic benefit to us, including the impact of marketing and technical obsolescence, competition, physical deterioration, historical useful lives of similarly-built ships, regulatory constraints and maintenance requirements. In addition, we consider estimates of the weighted-average useful lives of the ships’ major component systems, such as the hull, cabins, main electric, superstructure and engines. Taking all of this into consideration, we have estimated our new ships’ useful lives at 30 years.

We determine the residual value of our ships based on our long-term estimates of their resale value at the end of their useful life to us but before the end of their physical and economic lives to others, historical resale values of our and other cruise ships and viability of the secondary cruise ship market. We have estimated our residual values at 15% of our original ship cost.

Given the large size and complexity of our ships, ship accounting estimates require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ships. In addition, since we do not separately componentize our ships, we do not identify and track depreciation of original ship components. Therefore, we typically have to estimate the net book value of components that are retired, based primarily upon their replacement cost, their age and their original estimated useful lives.

If materially different conditions existed, or if we materially changed our assumptions of ship useful lives and residual values, our depreciation expense, loss on retirement of ship components and net book value of our ships would be materially different. Our 2020 ship depreciation expense would have increased by approximately $46 million assuming we had reduced our estimated 30-year ship useful life estimate by one year at the time we took delivery or acquired each of our ships. In addition, our 2020 ship depreciation expense would have increased by approximately $232 million assuming we had estimated our ships to have no residual value.

We believe that the estimates we made for ship accounting purposes are reasonable and our methods are consistently applied in all material respects and result in depreciation expense that is based on a rational and systematic method to equitably allocate the costs of our ships to the periods during which we use them.

Valuation of Ships

Impairment reviews of our ships require us to make significant estimates.

We evaluate ship asset impairments at the individual ship level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We review our ships for impairment whenever events or circumstances indicate that the carrying value of a ship may not be recoverable. If estimated future cash flows are less than the carrying value of a ship, an impairment charge is recognized to the extent its carrying value exceeds fair value.

The estimation of a ship’s fair value includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used in our ship impairment reviews consist of:

•Timing of the respective ship’s return to service, changes in market conditions and port or other restrictions
•Forecasted ship revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees
•Timing of the sale of ships and estimated proceeds

Refer to our consolidated financial statements for additional discussion of our property and equipment policy, ship impairment reviews and ship impairment charges recognized during 2020.

We believe that we have made reasonable estimates and judgments.

Valuation of Goodwill

Impairment reviews of our goodwill require us to make significant estimates.

We review our goodwill for impairment at the reporting unit level as of July 31 every year, or more frequently if events or circumstances dictate. If the estimated fair value of any of our reporting units is less than the reporting unit’s carrying value, goodwill is written down based on the difference between the reporting unit’s carrying amount and its estimated fair value, limited to the amount of goodwill allocated to the reporting unit.

The estimation of our reporting unit fair value includes numerous assumptions that are subject to various risks and uncertainties. Our pause in guest cruise operations and the possibility of further extensions created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. The principal assumptions used in our goodwill impairment reviews consist of:

•The timing of our return to service, changes in market conditions and port or other restrictions
•Forecasted revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues including credit and debit card fees
•The allocation of new ships and the timing of the transfer or sale of ships amongst brands, as well as the estimated proceeds from ship sales

•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

Refer to our consolidated financial statements for additional discussion of our goodwill accounting policy, impairment reviews and goodwill impairment charges recognized during 2020.

We believe that we have made reasonable estimates and judgments.

Contingencies

We periodically assess the potential liabilities related to any lawsuits or claims brought against us, as well as for other known unasserted claims, including environmental, legal, regulatory and guest and crew matters. While it is typically very difficult to determine the timing and ultimate outcome of these matters, we use our best judgment to determine the appropriate amounts to record in our consolidated financial statements.

We accrue a liability and establish a reserve when we believe a loss is probable and the amount of the loss can be reasonably estimated. In assessing probable losses, we make estimates of the amount of probable insurance recoveries, if any, which are recorded as assets where appropriate. Such accruals and reserves are typically based on developments to date, management’s estimates of the outcomes of these matters, our experience in contesting, litigating and settling other similar matters, historical claims experience, actuarially determined estimates of liabilities and any related insurance coverage.

Given the inherent uncertainty related to the eventual outcome of these matters and potential insurance recoveries, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions or disclosures that we may have made. In addition, as new information becomes available, we may need to reassess the amount of asset or liability that needs to be accrued related to our contingencies. All such changes in our estimates could materially impact our results of operations and financial position.

Refer to our consolidated financial statements for additional discussion of contingencies.

Results of Operations

We have historically earned substantially all of our cruise revenues from the following:

•Sales of passenger cruise tickets and, in some cases, the sale of air and other transportation to and from airports near our ships’ home ports and cancellation fees. We also collect fees, taxes and other charges from our guests. The cruise ticket price typically includes the following:

Accommodations
Most meals, including snacks at numerous venues
Access to amenities such as swimming pools, water slides, water parks, whirlpools, a health club and sun decks
Supervised youth programs
Entertainment, such as theatrical and comedy shows, live music and nightclubs
Visits to multiple destinations

•Sales of onboard goods and services not included in the cruise ticket price. This generally includes the following:

• Beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

These goods and services are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires.

We earn our tour and other revenues from our hotel and transportation operations, long-term leasing of ships and other revenues.

We incur cruise operating costs and expenses for the following:

•The costs of passenger cruise bookings, which include travel agent commissions, cost of air and other transportation, port fees, taxes, and charges that directly vary with guest head counts and credit and debit card fees

•Onboard and other cruise costs, which include the costs of beverage sales, costs of shore excursions, costs of retail sales, communication costs, credit and debit card fees, other onboard costs, costs of cruise vacation protection programs and pre- and post-cruise land packages

•Payroll and related costs, which include the costs of officers and crew in bridge, engineering and hotel operations. Substantially all costs associated with our shoreside personnel are included in selling and administrative expenses

•Fuel costs, which include fuel delivery costs

•Food costs, which include both our guest and crew food costs

•Other ship operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; gains and losses on ship sales; ship impairments; freight and logistics; insurance premiums and all other ship operating expenses

We incur tour and other costs and expenses for our hotel and transportation operations, long-term leasing of ships and other expenses.

Statistical Information

	Years Ended November 30,
	2020	2019	2018
ALBDs (in thousands) (b) (c)	(a)	87,424	83,872
Occupancy percentage (d)	(a)	106.8%	106.9%
Passengers carried (in thousands)	(a)	12,866	12,407

Fuel consumption in metric tons (in thousands)	1,915	3,312	3,296
Fuel cost per metric ton consumed	$430	$472	$491

Currencies (USD to 1)
AUD	$0.68	$0.70	$0.75
CAD	$0.74	$0.75	$0.78
EUR	$1.13	$1.12	$1.18
GBP	$1.28	$1.27	$1.34
RMB	$0.14	$0.14	$0.15

We paused our guest operations in mid-March 2020 and have been in a pause for a majority of the fiscal year. The pause in guest operation had a material negative impact on all aspects of our business, including the above statistical information.

Notes to Statistical Information

(a)Due to the impact of COVID-19 in 2020, current year data is not meaningful and is not included in the table.

(b)ALBD is a standard measure of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(c)    In 2019 compared to 2018, we had a 4.2% capacity increase in ALBDs comprised of a 1.8% capacity increase in our NAA segment and an 8.6% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:
•Partial period impact from one Carnival Cruise Line 3,960-passenger capacity ship that entered into service in April 2018
•Partial period impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018
•Partial period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018
•Partial period impact from one Princess Cruises 3,660-passenger capacity ship that entered into service in October 2019

These increases were partially offset by:
•Partial period impact from one P&O Cruises (Australia) 1,680-passenger capacity ship removed in March 2019
•Partial period impact from one P&O Cruises (Australia) 1,260-passenger capacity ship removed in April 2019
•Partial period impact from one Holland America Line 840-passenger capacity ship removed in July 2019

Our EA segment’s capacity increase was caused by:
•Partial period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018
•Partial period impact from one Costa 4,200-passenger capacity ship that entered into service in March 2019

These increases were partially offset by:
•Partial period impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018
•Partial period impact from one Costa 1,300-passenger capacity ship removed from service in April 2018.
•Partial period impact from one P&O Cruises (UK) 1,880-passenger capacity ship removed from service in August 2019

(d)    In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

2020 Compared to 2019

Results of Operations

Consolidated
	Years Ended November 30,			% increase (decrease)
(in millions)	2020	2019	Change
Revenues
Passenger ticket	$3,684	$14,104	$(10,420)	(74)%
Onboard and other	1,910	6,721	(4,810)	(72)%
	5,595	20,825	(15,230)	(73)%
Operating Costs and Expenses
Commissions, transportation and other	1,139	2,720	(1,582)	(58)%
Onboard and other	605	2,101	(1,496)	(71)%
Payroll and related	1,780	2,249	(469)	(21)%
Fuel	823	1,562	(739)	(47)%
Food	413	1,083	(671)	(62)%
Ship and other impairments	1,967	26	1,941	7542%
Other operating	1,518	3,167	(1,649)	(52)%
	8,245	12,909	(4,664)	(36)%

Selling and administrative	1,878	2,480	(601)	(24)%
Depreciation and amortization	2,241	2,160	81	4%
Goodwill impairment	2,096	—	2,096	100%
	14,460	17,549	(3,089)	(18)%
Operating Income (Loss)	$(8,865)	$3,276	$(12,141)	(371)%

NAA
	Years Ended November 30,			% increase (decrease)
(in millions)	2020	2019	Change
Revenues
Passenger ticket	$2,334	$8,992	$(6,658)	(74)%
Onboard and other	1,293	4,620	(3,327)	(72)%
	3,627	13,612	(9,985)	(73)%

Operating Costs and Expenses	5,623	8,370	(2,747)	(33)%
Selling and administrative	1,066	1,427	(361)	(25)%
Depreciation and amortization	1,413	1,364	49	4%
Goodwill impairment	1,319	—	1,319	100%
	9,422	11,161	(1,739)	(16)%
Operating Income (Loss)	$(5,794)	$2,451	$(8,246)	(336)%

EA
	Years Ended November 30,			% increase (decrease)
(in millions)	2020	2019	Change
Revenues
Passenger ticket	$1,388	$5,207	$(3,820)	(73)%
Onboard and other	402	1,442	(1,040)	(72)%
	1,790	6,650	(4,860)	(73)%

Operating Costs and Expenses	2,548	4,146	(1,599)	(39)%
Selling and administrative	523	744	(221)	(30)%
Depreciation and amortization	672	645	27	4%
Goodwill impairment	777	—	777	100%
	4,519	5,534	(1,016)	(18)%
Operating Income (Loss)	$(2,729)	$1,115	$(3,845)	(345)%

We paused our guest operations in mid-March 2020. We resumed limited guest cruise operations in September 2020 as part of our phased return to service. As of January 14, 2021, none of our ships were operating with guests onboard. The pause in guest operations is continuing to have material negative impacts on all aspects of our business. The longer the pause in guest operations continues, the greater the impact on our liquidity and financial position.

During 2020, as a result of the pause in our guest cruise operations, we have experienced meaningfully lower revenues compared to the prior year. This has resulted in an operating loss for the current period. We are unable to predict when the entire fleet will return to normal operations, and as a result, unable to provide an earnings forecast. The pause in guest operations continues to have a material negative impact on all aspects of our business, including our liquidity, financial position and results of operations. We expect a net loss on both a U.S. GAAP and adjusted basis for the full year ending November 30, 2021.

While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including cruise payroll and related expenses, food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level. We continue to seek ways to further reduce our ongoing ship operating expenses.

In addition, during the year we incurred incremental COVID-19 related costs associated with repatriating guests and crew members, enhancing health protocols and sanitizing our ships, restructuring costs and defending lawsuits.

As a result of the effects of COVID-19 on our expected future operating cash flows, we recognized goodwill impairment charges of $2.1 billion and ship impairment charges of $1.8 billion during 2020.

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to Net Income (loss) and Adjusted earnings per share to Earnings per share for the periods presented:

	Years Ended November 30,
(dollars in millions, except per share data)	2020	2019	2018
Net income (loss)
U.S. GAAP net income (loss)	$(10,236)	$2,990	$3,152
Unrealized (gains) losses on fuel derivatives, net	—	—	(94)
(Gains) losses on ship sales and impairments	3,934	(6)	(38)
Restructuring expenses	47	10	1
Other	462	47	8
Adjusted net income (loss)	$(5,793)	$3,041	$3,029
Interest expense, net of capitalized interest	895	206	194
Interest income	(18)	(23)	(14)
Income tax expense, net	(17)	71	54
Depreciation and amortization	2,241	2,160	2,017
Adjusted EBITDA	$(2,692)	$5,455	$5,280

Weighted-average shares outstanding	775	692	710

Earnings per share
U.S. GAAP earnings per share	$(13.20)	$4.32	$4.44
Unrealized (gains) losses on fuel derivatives, net	—	—	(0.13)
(Gains) losses on ship sales and impairments	5.08	(0.01)	(0.05)
Restructuring expenses	0.06	0.01	—
Other	0.60	0.07	0.01
Adjusted earnings per share	$(7.47)	$4.40	$4.26

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

Adjusted EBITDA is a non-GAAP measure, and we believe that the presentation of Adjusted EBITDA provides additional information to investors about our operating profitability adjusted for certain non-cash items and other gains and expenses that we believe are not part of our core operating business and are not an indication of our future earnings performance. Further, we believe that the presentation of Adjusted EBITDA provides additional information to investors about our ability to operate our business in compliance with the restrictions set forth in our debt agreements. We define Adjusted EBITDA as adjusted net income (loss) adjusted for (i) interest, (ii) taxes and, (iii) depreciation and amortization. There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items that directly affect our net income (loss). These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income (loss) as calculated in accordance with U.S. GAAP.

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

2019 Compared to 2018

Revenues

Consolidated

Cruise passenger ticket revenues made up 68% of our 2019 total revenues. Cruise passenger ticket revenues increased by $174 million, or 1.2%, to $14.1 billion in 2019 from $13.9 billion in 2018.

This increase was caused by:
•$607 million - 4.2% capacity increase in ALBDs
•$113 million - increase in air transportation revenues

These increases were partially offset by:
•$305 million - net unfavorable foreign currency translational impact
•$240 million - decrease in cruise ticket revenues, driven primarily by sourcing in Continental Europe, our Alaska programs and net unfavorable foreign currency transactional impact, partially offset by price improvements in the Caribbean program.

Onboard and other cruise revenues made up 30% of our 2019 total revenues. Onboard and other cruise revenues increased by $1.7 billion, or 35%, to $6.3 billion in 2019 from $4.7 billion in 2018.

This increase was caused by:
•$1.4 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$200 million - 4.2% capacity increase in ALBDs
•$124 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $89 million.

Tour and other revenues made up 1.9% of our 2019 total revenues. Tour and other revenues increased by $118 million, or 43%, to $390 million in 2019 from $272 million in 2018.

This increase was driven by the sale of Advanced Air Quality Systems to third parties, which accounted for $117 million.

Concession revenues, which are included in onboard and other revenues, increased by $24 million, or 2.1%, to $1.2 billion in 2019 from $1.1 billion in 2018.

NAA Segment

Cruise passenger ticket revenues made up 66% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $159 million, or 1.8% to $9.0 billion in 2019 from $8.8 billion in 2018.

This increase was caused by:
•$152 million - 1.8% capacity increase in ALBDs
•$57 million - increase in air transportation revenues

These increases were partially offset by net unfavorable foreign currency translational impact of $20 million.

The remaining 34% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $1.2 billion, or 36%, to $4.6 billion in 2019 from $3.4 billion in 2018.

This increase was caused by:
•$1.1 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$58 million - 1.8% capacity increase in ALBDs
•$39 million - higher onboard spending by our guests

Concession revenues, which are included in onboard and other revenues, increased by $14 million, or 1.7%, to $821 million in 2019 from $807 million in 2018.

EA Segment

Cruise passenger ticket revenues made up 78% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $68 million, or 1.3%, to $5.2 billion in 2019 from $5.1 billion in 2018.

This increase was caused by:
•$451 million - 8.6% capacity increase in ALBDs
•$50 million - increase in air transportation revenues

These increases were partially offset by
•$285 million - net unfavorable foreign currency translational impact
•$159 million - decrease in cruise ticket revenues, driven primarily by sourcing in Continental Europe

The remaining 22% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $339 million, or 31%, to $1.4 billion in 2019 from $1.1 billion in 2018.

This increase was caused by:
•$268 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$96 million - 8.6% capacity increase in ALBDs
•$51 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $79 million.

Concession revenues, which are included in onboard and other revenues, increased by $10 million, or 3.0%, to $337 million in 2019 from $328 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $1.8 billion or 16%, to $12.9 billion in 2019 from $11.1 billion in 2018.

This increase was caused by:
•$1.4 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$464 million - 4.2% capacity increase in ALBDs
•$88 million - increase in tour and other costs
•$87 million - higher commissions, transportation and other expenses
•$67 million - increase in various other ship operating costs
•$35 million - gains on ship sales in 2018, net of gains on ship sales in 2019

These increases were partially offset by:
•$221 million - net favorable foreign currency translational impact
•$63 million - lower fuel prices
•$62 million - improved fuel consumption per ALBD
•$46 million - lower dry-dock expenses and repair and maintenance expenses
Selling and administrative expenses increased by $30 million, or 1.2%, to $2.5 billion in 2019 compared to $2.5 billion in 2018.

Depreciation and amortization expenses increased by $143 million, or 7.1%, to $2.2 billion in 2019 from $2.0 billion in 2018.

NAA Segment

Operating costs and expenses increased by $1.2 billion, or 17%, to $8.4 billion in 2019 from $7.2 billion in 2018.

This increase was caused by:
•$1.1 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$124 million - 1.8% capacity increase in ALBDs
•$59 million - higher commissions, transportation and other

These increases were partially offset by:
•$58 million - lower fuel prices
•$40 million - lower cruise payroll and related expenses

Selling and administrative expenses increased by $24 million, or 1.7%, to $1.4 billion in 2019 compared to $1.4 billion in 2018.

Depreciation and amortization expenses increased by $100 million, or 7.9%, to $1.4 billion in 2019 from $1.3 billion in 2018.

EA Segment

Operating costs and expenses increased by $470 million, or 13%, to $4.1 billion in 2019 from 3.7 billion in 2018.

This increase was caused by:
•$307 million - 8.6% capacity increase in ALBDs
•$268 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance
•$46 million - gains on ship sales in 2018, net of gains on ship sales in 2019
•$39 million - increase in various other ship operating costs
•$36 million - higher commissions, transportation and other
•$28 million - higher cruise payroll and related expenses

These increases were partially offset by:
•$203 million - net favorable foreign currency translational impact
•$38 million - improved fuel consumption per ALBD
•$21 million - lower dry-dock expenses and repair and maintenance expenses

Selling and administrative expenses decreased by $7 million, or 1.0%, to $744 million in 2019 from $751 million in 2018.

Depreciation and amortization expenses increased by $34 million, or 5.5%, to $645 million in 2019 from $611 million in 2018.

Operating Income

Our consolidated operating income decreased by $49 million, or 1.5%, to $3.3 billion in 2019 compared to $3.3 billion in 2018. Our NAA segment’s operating income increased by $62 million, or 2.6%, to $2.5 billion in 2019 from $2.4 billion in 2018, and our EA segment’s operating income decreased by $90 million, or 7.5%, to $1.1 billion in 2019 from $1.2 billion in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

(in millions)	Year Ended November 30, 2018
Unrealized gains on fuel derivatives, net	$94
Realized losses on fuel derivatives, net	(35)
Gains on fuel derivatives, net	$59
There were no unrealized or realized gains or losses on fuel derivatives in 2019.

Liquidity, Financial Condition and Capital Resources

We have taken, and continue to take, significant actions to preserve cash and obtain additional financing to increase our liquidity. Since March 2020, we have raised $19 billion through a series of transactions. We have completed the following transactions:
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
•In April 2020, we completed a private offering of $4.0 billion aggregate principal amount of 11.5% 2023 First Lien Notes that mature on April 1, 2023.
•In April 2020, we extended a $166 million euro-denominated bank loan, originally maturing in 2020, to March 2021.
•Certain of the counterparties to our export credit facilities have offered the Debt Holiday. We have entered into supplemental agreements or side letters for the Debt Holiday amendments to defer certain principal repayments otherwise due through March 31, 2021 through the creation of separate tranches of loans with repayments made over the following four years. We have also entered into supplemental agreements or side letters to waive the Financial Covenant for our export credit facilities through November 30, 2021 or December 31, 2021, as applicable. We will be required to comply with the Financial Covenant beginning with the next testing date of February 28, 2022.
•We obtained amendments to waive compliance with the Financial Covenant for certain of our bank loans through November 30, 2022. We will be required to comply with the covenant (at various thresholds) beginning with the next testing date of February 28, 2023. We have also obtained covenant amendments for the remaining applicable bank loans through their respective maturity dates.
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
•In July 2020, we issued an aggregate principal amount of $1.3 billion in two tranches ($775 million and €425 million), under 2026 Second Lien Notes, that mature on February 1, 2026. The U.S. dollar tranche bears interest at a rate of 10.5% per year. The euro tranche bears interest at a rate of 10.1% per year.
•In August 2020, we completed a registered direct offering of 99.2 million shares of Carnival Corporation's common stock at a price per share of $14.02 to a limited number of holders of the Convertible Notes as part of the August Registered Direct Offering. We used the proceeds from the August Registered Direct Offering to repurchase $886 million aggregate principal amount of the Convertible Notes and pay accrued interest thereon in privately negotiated transactions.
•In August 2020, we issued an aggregate principal amount of $900 million of second-priority senior secured notes that mature on August 1, 2027. The 2027 Second Lien Notes bear interest at a rate of 9.9% per year.
•In October 2020, we completed our $1.0 billion ATM equity offering program that was announced on September 15, 2020, under which we sold 67.1 million shares of Carnival Corporation common stock.
•In September 2020, we borrowed $610 million under an export credit facility due in semi-annual installments through 2032.
•In October 2020, we borrowed $889 million under an export credit facility due in semi-annual installments through 2032.
•In November 2020, we completed the sale of 94.5 million shares of Carnival Corporation common stock under our $1.5 billion ATM equity offering program that was announced on November 10, 2020.
•In November 2020, we completed two registered direct offerings of 57.4 million shares and 10.4 million shares of Carnival Corporation common stock at a price per share of $18.05 and $17.59, respectively, to a limited number of holders of the Convertible Notes as part of the November Registered Direct Offerings. We used the proceeds from the November Registered Direct Offerings to repurchase $590 million aggregate principal amount of the Convertible Notes and pay accrued interest thereon in privately negotiated transactions.
•In November 2020, we issued an aggregate principal amount of $2.0 billion in two tranches ($1.5 billion and €500 million) under the 2026 Senior Unsecured Notes that mature on March 1, 2026. The U.S. dollar tranche bears interest at a rate of 7.6% per year. The euro tranche bears interest at a rate of 7.6% per year.
•In December 2020, we borrowed $1.5 billion under export credit facilities due in semi-annual installments through 2032.
•In December 2020 and January 2021, we entered into agreements to amend the Revolving Facility and the agreements governing our bank loans, respectively, for relief under the Debt to Capital Covenant. We are in the process of negotiating similar amendments to our funded export credit facilities and our unfunded export credit facilities to obtain amendments under the Debt to Capital Covenant (compliance with which is currently waived through November 30, 2021 or December 31, 2021, as applicable, with the next testing date of February 28, 2022).

We have raised significant capital and expect to further raise additional capital, including equity. Our access to and cost of financing depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. In addition, certain of our debt instruments contain provisions that may limit our ability to incur or guarantee additional indebtedness.

As of November 30, 2020, we have a total of $9.5 billion of cash and cash equivalents. During fiscal 2021, the company expects to enter into financial transactions to optimize its capital structure which may include opportunistically enhancing liquidity.

The company's monthly average cash burn rate for the fourth quarter 2020 was $500 million, which was slightly better than expected due to the timing of capital expenditures. The company expects the monthly average cash burn rate for the first quarter 2021 to be approximately $600 million. This rate includes ongoing ship operating and administrative expenses, working capital changes (excluding changes in customer deposits), interest expense and capital expenditures (net of unfunded export credit facilities) and also excludes scheduled debt maturities as well as other cash collateral to be provided (which may increase in the future). The company continues to explore opportunities to further reduce its monthly cash burn rate.

Since March 2020, Moody’s and S&P Global have downgraded our credit ratings. As of November 30, 2020 all of our ratings are non investment grade.

We had working capital of $1.9 billion as of November 30, 2020 compared to a working capital deficit of $7.1 billion as of November 30, 2019. The change from a working capital deficit to a working capital surplus was caused by an increase in cash and cash equivalents and a decrease in customer deposits, partially offset by increases in short-term borrowings. Historically, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $1.9 billion and $4.7 billion of customer deposits as of November 30, 2020 and 2019, respectively. We have provided and expect to continue to provide flexibility to guests with bookings on sailings cancelled due to the pause by allowing guests to receive enhanced FCCs or elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for these FCCs only to the extent we have received cash from guests with bookings on cancelled sailings. As of November 30, 2020, approximately 55% of guests affected have requested cash refunds. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities

Our business used $6.3 billion of net cash in operations during 2020, a decrease of $11.8 billion, compared to $5.5 billion provided in 2019. This decrease was due to the pause of our guest cruise operations during the year. During 2019, our business provided $5.5 billion of net cash from operations, a decrease of $73 million, or 1.3%, compared to $5.5 billion in 2018.

Investing Activities

During 2020, net cash used in investing activities was $3.2 billion. This was caused by:
•Capital expenditures of $2.8 billion for our ongoing new shipbuilding program
•Capital expenditures of $868 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $334 million
•Proceeds of $220 million from the settlement of outstanding derivatives

During 2019, net cash used in investing activities was $5.3 billion. This was caused by:
•Capital expenditures of $3.8 billion for our ongoing new shipbuilding program
•Capital expenditures of $1.7 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $26 million

During 2018, net cash used in investing activities was $3.5 billion. This was caused by:
•Capital expenditures of $2.1 billion for our ongoing new shipbuilding program

•Capital expenditures of $1.7 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $389 million
•Purchase of minority interest of $135 million

Financing Activities

During 2020, net cash provided by financing activities of $18.6 billion was caused by the following:
•Net proceeds from short-term borrowings of $2.9 billion in connection with our availability of, and needs for, cash at various times throughout the period, including proceeds of $3.1 billion from the Revolving Facility
•Repayments of $1.6 billion of long-term debt
•Issuances of $15.0 billion of long-term debt
•Payments of cash dividends of $689 million
•Net proceeds of $3.0 billion from our public offerings of Carnival Corporation common stock
•Net proceeds of $222 million from a registered direct offering of Carnival Corporation common stock used to repurchase a portion of the Convertible Notes

During 2019, net cash used in financing activities of $655 million was substantially all due to the following:
•Net repayments from short-term borrowings of $605 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $1.7 billion of long-term debt
•Issuances of $3.7 billion of long-term debt
•Payments of cash dividends of $1.4 billion
•Purchases of $603 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During 2018, net cash used in financing activities of $1.5 billion was substantially all due to the following:
•Net proceeds of short-term borrowings of $417 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $1.6 billion of long-term debt
•Issuances of $2.5 billion of long-term debt
•Payments of cash dividends of $1.4 billion
•Purchases of $1.5 billion of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Future Commitments

	Payments Due by
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Debt (a)	$6,180	$4,035	$7,275	$2,076	$4,438	$9,264	$33,268
Port facilities and other operating leases	204	176	159	147	143	936	1,765
Other long-term liabilities reflected on the balance sheet (b)	7	225	88	71	57	243	690
New ship growth capital	3,201	4,692	3,273	793	1,076	—	13,036
Other long-term commitments	219	98	54	52	37	18	478
Short-term purchase obligations	249	—	—	—	—	—	249
Total Contractual Cash Obligations	$10,061	$9,225	$10,849	$3,139	$5,751	$10,461	$49,487

(a)    Includes principal as well as estimated interest payments. Excludes repayments of undrawn export credits.
(b)    Represents cash outflows for certain of our long-term liabilities which can be reasonably estimated. The primary outflows are for estimates of our compensation plans’ obligations, crew and guest claims and certain deferred income taxes. Customer deposits and certain other deferred income taxes have been excluded from the table because they do not require a cash settlement in the future.

Capital Expenditure Forecast

Our annual capital expenditure forecast consists of new ship growth capital and estimated capital improvements.

(in billions)	2021	2022	2023	2024	2025
Annual capital expenditure forecast	$4.2	$6.2	$4.8	$2.8	$3.1

Funding Sources

As of November 30, 2020, we had $9.5 billion of cash and cash equivalents. In addition, we had $8.0 billion of export credit facilities to fund ship deliveries planned through 2024.

(in billions)	2021	2022	2023	2024
Future export credit facilities at November 30, 2020 (a)	$2.1	$3.4	$1.9	$0.6

(a)Under the terms of these export credit facilities, we are required to comply with the Financial Covenant and the Debt to Capital Covenant, among others. We have entered into supplemental agreements or side letters to amend our agreements with respect to the Financial Covenant and the Debt to Capital Covenant for our unfunded export credit facilities to waive compliance through November 30, 2021 (with the next testing date of February 28, 2022) for an aggregate principal amount of $5.2 billion, and through December 31, 2021 (with the next testing date of February 28, 2022) for an aggregate principal amount of $2.8 billion.

Many of our debt agreements contain various other financial covenants as described in the consolidated financial statements. At November 30, 2020, we were in compliance with the applicable debt covenants.

Share Repurchase Program

Under a share repurchase program effective 2004, we had been authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). On June 15, 2020, to enhance our liquidity and comply with restrictions in our recent financing transactions, the Boards of Directors terminated the Repurchase Program.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our hedging strategies and market risks, see the discussion below and the consolidated financial statements.

Fuel Price Risks

Substantially all our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We have been installing Advanced Air Quality Systems on our ships, which are aiding in partially mitigating the financial impact from the ECAs and global 0.5% sulfur requirements.

Foreign Currency Exchange Rate Risks

Operational Currency Risks

Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.

Investment Currency Risks

The foreign currency exchange rates were as follows:

	November 30,
USD to 1:	2020	2019
AUD	$0.74	$0.68
CAD	$0.77	$0.75
EUR	$1.20	$1.10
GBP	$1.33	$1.29
RMB	$0.15	$0.14

If the November 30, 2019 currency exchange rates had been used to translate our November 30, 2020 non-U.S. dollar functional currency operations’ assets and liabilities (instead of the November 30, 2020 U.S. dollar exchange rates), our total assets would have been lower by $1.2 billion and our total liabilities would have been lower by $869 million.

Newbuild Currency Risks

At November 30, 2020, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $6.9 billion and relates to newbuilds scheduled to be delivered from 2020 through 2025 to non-euro functional currency brands. The functional currency cost of each of these ships will increase or decrease based on changes in the exchange rates until the unhedged payments are made under the shipbuilding contract. We may enter into additional foreign currency derivatives to mitigate some of this foreign currency exchange rate risk. Based on a 10% change in euro to U.S. dollar exchange rates as of November 30, 2020, the remaining unhedged cost of these ships would have a corresponding change of $695 million.

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

November 30, 2020
Fixed rate	41%
EUR fixed rate	16%
Floating rate	23%
EUR floating rate	16%
GBP floating rate	3%

At November 30, 2020, we had interest rate swaps that have effectively changed $248 million of EURIBOR-based floating rate euro debt to fixed rate euro debt. Based on a 10% change in the November 30, 2020 market interest rates, our 2020 interest expense on floating rate debt, including the effect of our interest rate swaps, would have changed by an insignificant amount.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for 2016 through 2020 and as of the end of each such year, except for the statistical data, are derived from our consolidated financial statements and should be read in conjunction with those consolidated financial statements and the related notes.

(in millions, except per share, per ton and currency data)	Years Ended November 30,
	2020	2019	2018	2017	2016
Statements of Income Data
Revenues	$5,595	$20,825	$18,881	$17,510	$16,389
Operating income (loss)	$(8,865)	$3,276	$3,325	$2,809	$3,071
Net income (loss)	$(10,236)	$2,990	$3,152	$2,606	$2,779
Earnings per share
Basic	$(13.20)	$4.34	$4.45	$3.61	$3.73
Diluted	$(13.20)	$4.32	$4.44	$3.59	$3.72
Adjusted net income (loss)	$(5,793)	$3,041	$3,029	$2,770	$2,580
Adjusted earnings per share - diluted	$(7.47)	$4.40	$4.26	$3.82	$3.45
Dividends declared per share	$0.50	$2.00	$1.95	$1.60	$1.35
Statistical Data
ALBDs (in thousands)	(a)	87,424	83,872	82,303	80,002
Occupancy percentage	(a)	106.8%	106.9%	105.9%	105.9%
Passengers carried (in thousands)	(a)	12,866	12,407	12,130	11,520
Fuel consumption in metric tons (in thousands)	1,915	3,312	3,296	3,286	3,233
Fuel cost per metric ton consumed	$430	$472	$491	$378	$283
Currencies (USD to 1)
AUD	$0.68	$0.70	$0.75	$0.77	$0.74
CAD	$0.74	$0.75	$0.78	$0.77	$0.75
EUR	$1.13	$1.12	$1.18	$1.12	$1.11
GBP	$1.28	$1.27	$1.34	$1.28	$1.37
RMB	$0.14	$0.14	$0.15	$0.15	$0.15
	As of November 30,
(in millions)	2020	2019	2018	2017	2016
Balance Sheet
Total assets	$53,593	$45,058	$42,401	$40,778	$38,881
Total debt	$26,957	$11,503	$10,323	$9,195	$9,399

(a)Due to the impact of COVID-19 in 2020, current year data is not meaningful and is not included in the table.

	Years Ended November 30,
(in millions, except for per share data):	2020	2019	2018	2017	2016
Net income (loss)
U.S. GAAP net income (loss)	$(10,236)	$2,990	$3,152	$2,606	$2,779
Unrealized (gains) losses on fuel derivatives, net	—	—	(94)	(227)	(236)
(Gains) losses on ship sales and impairments	3,934	(6)	(38)	387	(2)
Restructuring expenses	47	10	1	3	2
Other	462	47	8	—	37
Adjusted net income (loss)	$(5,793)	$3,041	$3,029	$2,770	$2,580
Interest expense, net of capitalized interest	895	206	194	198	223
Interest income	(18)	(23)	(14)	(9)	(6)
Income tax expense, net	(17)	71	54	60	49
Depreciation and amortization	2,241	2,160	2,017	1,846	1,738
Adjusted EBITDA	$(2,692)	$5,455	$5,280	$4,865	$4,584

Weighted-average shares outstanding	775	692	710	725	747

Earnings per share
U.S. GAAP earnings per share	$(13.20)	$4.32	$4.44	$3.59	$3.72
Unrealized (gains) losses on fuel derivatives, net	—	—	(0.13)	(0.31)	(0.32)
(Gains) losses on ship sales and impairments	5.08	(0.01)	(0.05)	0.53	—
Restructuring expenses	0.06	0.01	—	—	—
Other	0.60	0.07	0.01	—	0.05
Adjusted earnings per share	$(7.47)	$4.40	$4.26	$3.82	$3.45

COMMON STOCK AND ORDINARY SHARES

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

As of January 14, 2021, there were 2,953 holders of record of Carnival Corporation common stock and 30,258 holders of record of Carnival plc ordinary shares and 382 holders of record of Carnival plc ADSs. The past performance of our share prices cannot be relied on as a guide to their future performance.

On March 30, 2020, we suspended the payment of dividends on the common stock of Carnival Corporation and the ordinary shares of Carnival plc.

STOCK PERFORMANCE GRAPHS

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

5-Year Cumulative Total Returns
$200
$150
$100
$50
$0
DOLLARS
2015
2016
2017
2018
2019
2020
Carnival Corporation Common Stock
Dow Jones Recreational Index
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2015 Assumes Dividends Reinvested Years Ended November 30,
	2015	2016	2017	2018	2019	2020
Carnival Corporation Common Stock	$100	$105	$136	$129	$100	$45
Dow Jones Recreational Index	$100	$98	$131	$130	$127	$81
FTSE 100 Index	$100	$92	$112	$105	$117	$103
S&P 500 Index	$100	$108	$133	$141	$164	$192

Carnival plc

The following graph compares the Price Performance of $100 invested in Carnival plc ADSs, each representing one ordinary share of Carnival plc, with the Price Performance of $100 invested in each of the indexes noted below. The Price Performance is calculated in the same manner as previously discussed.

5-Year Cumulative Total Returns
DOLLARS
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Carnival plc ADS
Dow Jones Recreational Index
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2015 Assumes Dividends Reinvested Years Ended November 30,
	2015	2016	2017	2018	2019	2020
Carnival plc ADS	$100	$101	$133	$124	$93	$39
Dow Jones Recreational Index	$100	$98	$131	$130	$127	$81
FTSE 100 Index	$100	$92	$112	$105	$117	$103
S&P 500 Index	$100	$108	$133	$141	$164	$192

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2020 was adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause in our global cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season. During 2020, the Alaska cruise season was adversely impacted by the effects of COVID-19. The quarterly data below, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited interim periods.

	2020 Quarters Ended
(in millions, except per share data)	February 29	May 31	August 31	November 30
Revenues	$4,789	$740	$31	$34
Operating income (loss)	$(713)	$(4,177)	$(2,333)	$(1,642)
Net income (loss)	$(781)	$(4,374)	$(2,858)	$(2,222)
Earnings per share
Basic	$(1.14)	$(6.07)	$(3.69)	$(2.41)
Diluted	$(1.14)	$(6.07)	$(3.69)	$(2.41)
Adjusted net income (loss) (a)	$150	$(2,382)	$(1,699)	$(1,862)
Adjusted earnings per share - diluted (a)	$0.22	$(3.30)	$(2.19)	$(2.02)
Dividends declared per share	$0.50	$—	$—	$—
(a)    Adjusted net income (loss) and adjusted fully diluted earnings per share were computed as follows:

	2020 Quarters Ended
(in millions, except per share data)	February 29	May 31	August 31	November 30
Net income (loss)
U.S. GAAP net income (loss)	$(781)	$(4,374)	$(2,858)	$(2,222)
(Gains) losses on ship sales and impairments	928	1,953	937	115
Restructuring expenses	—	39	3	5
Other	3	—	220	240
Adjusted net income (loss)	$150	$(2,382)	$(1,699)	$(1,862)

Weighted-average shares outstanding	684	721	775	922

Earnings per share
U.S. GAAP earnings per share	$(1.14)	$(6.07)	$(3.69)	$(2.41)
(Gains) losses on ship sales and impairments	1.36	2.71	1.21	0.12
Restructuring expenses	—	0.05	—	0.01
Other	0.01	—	0.28	0.26
Adjusted earnings per share	$0.22	$(3.30)	$(2.19)	$(2.02)

	2019 Quarters Ended
(in millions, except per share data)	February 28	May 31	August 31	November 30
Revenues	$4,673	$4,838	$6,533	$4,781
Operating income (loss)	$386	$515	$1,890	$484
Net income (loss)	$336	$451	$1,780	$423
Earnings per share
Basic	$0.48	$0.65	$2.58	$0.62
Diluted	$0.48	$0.65	$2.58	$0.61
Adjusted net income (loss) (a)	$338	$457	$1,819	$427
Adjusted earnings per share - diluted (a)	$0.49	$0.66	$2.63	$0.62
Dividends declared per share	$0.50	$0.50	$0.50	$0.50
(a)    Adjusted net income (loss) and adjusted fully diluted earnings per share were computed as follows:

	2019 Quarters Ended
(in millions, except per share data)	February 28	May 31	August 31	November 30
Net income (loss)
U.S. GAAP net income (loss)	$336	$451	$1,780	$423
(Gains) losses on ship sales and impairments	2	(16)	14	(5)
Restructuring expenses	—	—	—	10
Other	—	22	25	—
Adjusted net income (loss)	$338	$457	$1,819	$427

Weighted-average shares outstanding	695	693	691	688

Earnings per share
U.S. GAAP earnings per share	$0.48	$0.65	$2.58	$0.61
(Gains) losses on ship sales and impairments	—	(0.02)	0.02	(0.01)
Restructuring expenses	—	—	—	0.01
Other	—	0.03	0.04	—
Adjusted earnings per share	$0.49	$0.66	$2.63	$0.62