Form 10-Q
period 2021-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2021-04-07
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

At March 31, 2021, Carnival Corporation had outstanding 973,540,516 shares of Common Stock, $0.01 par value.
At March 31, 2021, Carnival plc had outstanding 184,023,036 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 973,540,516 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

2

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28/29,
	2021	2020
Revenues
Passenger ticket	$3	$3,234
Onboard and other	23	1,556
	26	4,789
Operating Costs and Expenses
Commissions, transportation and other	15	766
Onboard and other	7	471
Payroll and related	218	610
Fuel	103	396
Food	11	277
Ship and other impairments	—	330
Other operating	181	671
	535	3,523
Selling and administrative	462	678
Depreciation and amortization	552	570
Goodwill impairments	—	731
	1,549	5,502
Operating Income (Loss)	(1,524)	(713)
Nonoperating Income (Expense)
Interest income	3	5
Interest expense, net of capitalized interest	(398)	(55)
Other income (expense), net	(61)	(7)
	(455)	(57)
Income (Loss) Before Income Taxes	(1,979)	(770)
Income Tax Benefit (Expense), Net	6	(11)
Net Income (Loss)	$(1,973)	$(781)
Earnings Per Share
Basic	$(1.80)	$(1.14)
Diluted	$(1.80)	$(1.14)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2021	2020
Net Income (Loss)	$(1,973)	$(781)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	199	25
Other	4	13
Other Comprehensive Income (Loss)	203	38
Total Comprehensive Income (Loss)	$(1,770)	$(743)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2021	November 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$9,674	$9,513
Short-term investments	1,840	—
Trade and other receivables, net	250	273
Inventories	312	335
Prepaid expenses and other	382	443
Total current assets	12,459	10,563
Property and Equipment, Net	39,583	38,073
Operating Lease Right-of-Use Assets	1,354	1,370
Goodwill	814	807
Other Intangibles	1,195	1,186
Other Assets	1,821	1,594
	$57,226	$53,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,083	$3,084
Current portion of long-term debt	1,726	1,742
Current portion of operating lease liabilities	142	151
Accounts payable	505	624
Accrued liabilities and other	1,336	1,144
Customer deposits	1,826	1,940
Total current liabilities	8,619	8,686
Long-Term Debt	26,522	22,130
Long-Term Operating Lease Liabilities	1,256	1,273
Other Long-Term Liabilities	1,017	949
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,104 shares at 2021 and 1,060 shares at 2020 issued	11	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2021 and 2020 issued	361	361
Additional paid-in capital	14,977	13,948
Retained earnings	14,102	16,075
Accumulated other comprehensive income (loss) (“AOCI”)	(1,233)	(1,436)
Treasury stock, 130 shares at 2021 and 2020 of Carnival Corporation and 59 shares at 2021 and 60 shares at 2020 of Carnival plc, at cost	(8,404)	(8,404)
Total shareholders’ equity	19,813	20,555
	$57,226	$53,593
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(1,973)	$(781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	552	570
Impairments	17	1,062
Share-based compensation	40	20
Amortization of discounts and debt issue costs	42	6
Noncash lease expense	36	42
(Gain) loss on ship sales and other, net	50	(121)
	(1,236)	798
Changes in operating assets and liabilities
Receivables	6	21
Inventories	(1)	(15)
Prepaid expenses and other	(263)	(120)
Accounts payable	(128)	148
Accrued liabilities and other	167	120
Customer deposits	(49)	(36)
Net cash provided by (used in) operating activities	(1,503)	916
INVESTING ACTIVITIES
Purchases of property and equipment	(1,774)	(1,326)
Proceeds from sales of ships	9	226
Purchase of minority interest	—	(81)
Purchase of short-term investments	(1,840)	—
Derivative settlements and other, net	17	20
Net cash provided by (used in) investing activities	(3,589)	(1,161)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	—	779
Principal repayments of long-term debt	(668)	(132)
Proceeds from issuance of long-term debt	4,980	823
Dividends paid	—	(344)
Purchases of treasury stock	—	(12)
Issuance of common stock, net	997	2
Debt issue costs and other, net	(93)	(26)
Net cash provided by (used in) financing activities	5,216	1,089
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	138	838
Cash, cash equivalents and restricted cash at beginning of period	9,692	530
Cash, cash equivalents and restricted cash at end of period	$9,829	$1,368

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(781)	—	—	(781)
Other comprehensive income (loss)	—	—	—	—	38	—	38
Cash dividends declared ($0.50 per share)	—	—	—	(344)	—	—	(344)
Purchases of treasury stock under the Repurchase Program and other	—	—	22	—	—	(10)	12
At February 29, 2020	$7	$359	$8,829	$25,527	$(2,028)	$(8,404)	$24,290

At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(1,973)	—	—	(1,973)
Other comprehensive income (loss)	—	—	—	—	203	—	203
Issuance of common stock, net	—	—	996	—	—	—	997
Other	—	—	32	—	—	—	32
At February 28, 2021	$11	$361	$14,977	$14,102	$(1,233)	$(8,404)	$19,813
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. In September 2020 we began the resumption of limited guest cruise operations as part of our phased-in return to service. As of February 28, 2021, none of our ships were operating with guests onboard. Significant events affecting travel, including COVID-19 and our pause in guest cruise operations, have had and continue to have an impact on booking patterns. The full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions. We believe that the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected continued gradual resumption of guest cruise operations
•Expected lower than comparable historical occupancy levels during the resumption of guest cruise operations
•Expected incremental spend for the resumption of guest cruise operations, for bringing our ships out of pause status, returning crew members to our ships and implementing the enhanced health and safety protocols

In addition, we make certain assumptions about new ship deliveries, improvements and disposals, and consider the future export credit financings that are associated with the ship deliveries.

We are complying with the current various heightened governmental regulations required to return to guest cruise operations. We are working with a number of world-leading public health, epidemiological and policy experts to support our ongoing efforts with enhanced health and safety protocols for the return of cruise vacations. These advisors will continue to provide guidance based on the latest scientific evidence and best practices for protection and mitigation. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieving historical occupancy levels over time.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude and duration of the global pandemic are uncertain. We have made reasonable estimates and judgments of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the second quarter of 2021 and the full year ending November 30, 2021. We have taken and continue to take actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions, accelerating the removal of certain ships from our fleet and we will be pursuing refinancing opportunities to reduce interest expense and extend maturities.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our $11.5 billion of cash and short-term investments at February 28, 2021, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 28/29, 2021 and 2020, and the Consolidated Balance Sheet at February 28, 2021 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2020 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 26, 2021.

COVID-19 and the Use of Estimates and Risks and Uncertainty

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three months ended February 28/29, fees, taxes, and charges included in commissions, transportation and other costs were not significant in 2021 and $174 million in 2020. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We are providing flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits (“FCC”)

or elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. Total customer deposits as of February 28, 2021 and November 30, 2020 were $2.2 billion, the majority of which are FCCs. As of February 28, 2021, the current portion of customer deposits was $1.8 billion. This amount includes deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to the uncertainty associated with the duration and extent of COVID-19, we are unable to estimate the amount of the February 28, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During the three months ended February 28/29, 2021 and 2020, we recognized revenues of an immaterial amount and $3.0 billion, respectively, related to our customer deposits as of November 30, 2020 and 2019. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of an immaterial amount as of February 28, 2021 and November 30, 2020.

NOTE 3 – Debt

Export Credit Facility Borrowings

In December 2020, we borrowed $1.5 billion under export credit facilities due in semi-annual installments through 2033.

2027 Senior Unsecured Notes

In February 2021, we issued an aggregate principal amount of $3.5 billion senior unsecured notes that mature on March 1, 2027 (the “2027 Senior Unsecured Notes”). The 2027 Senior Unsecured Notes bear interest at a rate of 5.8% per year. The 2027 Senior Unsecured Notes are guaranteed by Carnival plc and the same subsidiaries of Carnival Corporation & plc that guarantee the 2023 Secured Notes, 2026 Secured Notes, 2027 Senior Secured Notes and 2026 Senior Unsecured Notes, and are unsecured. The indenture governing the 2027 Senior Unsecured Notes contains covenants that are substantially similar to the covenants in the indentures governing the 2026 Senior Unsecured Notes and, except for the unsecured nature of the 2027 Senior Unsecured Notes, the indentures governing the 2023 Secured Notes, 2026 Secured Notes and 2027 Secured Notes and the credit agreement governing the 2025 Secured Term Loan. These covenants are subject to a number of important limitations and exceptions.

Covenant Compliance

Our export credit facilities contain one or more covenants that require us to:

•Maintain minimum interest coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) (the “Interest Coverage Covenant”) of not less than 3.0 to 1.0 at the end of each fiscal quarter
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital percentage (the “Debt to Capital Covenant”) to 65% at the end of each fiscal quarter
•Limit the amounts of our secured assets as well as secured and other indebtedness

As of February 28, 2021, we entered into supplemental agreements to waive compliance with the Interest Coverage Covenant and the Debt to Capital Covenant under our export credit facilities through August 31, 2022 or November 30, 2022, as applicable. We will be required to comply beginning with the next testing date of November 30, 2022 or February 28, 2023, as applicable.

During the first quarter of 2021 we entered into supplemental agreements with respect to our $3.1 billion ($1.7 billion, €1.0 billion and £150 million) multi-currency revolving credit facility (the “Revolving Credit Facility”) and many of our bank loans. These agreements now contain one or more covenants that require us to:

•Maintain the Interest Coverage Covenant at the end of each fiscal quarter from February 28, 2023, at a ratio of not less than 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, and 3.0 to 1.0 for the February 28, 2024 testing date onwards, or through their respective maturity dates.
•Maintain minimum shareholders’ equity of $5.0 billion.
•Maintain the Debt to Capital Covenant at the end of each fiscal quarter before the November 30, 2021 testing date at a percentage not to exceed 65%. From the November 30, 2021 testing date until the May 31, 2023 testing date, the Debt to Capital Covenant is not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards.
•Maintain minimum liquidity of $1.0 billion through November 30, 2022.
•Adhere to certain restrictive covenants through November 30, 2024.
•Restrict the granting of guarantees and security interests for certain of our outstanding debt through November 30, 2024.

At February 28, 2021, we were in compliance with the applicable covenants under our debt agreements.

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

As of February 28, 2021, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2Q 2021	$352
3Q 2021 (a)	488
4Q 2021	327
2022	2,851
2023	6,393
2024 (b)	4,548
2025	3,974
Thereafter	13,133
Total	$32,065

(a)Includes $231 million of principal that was prepaid in March 2021.
(b)Includes the $3.1 billion Revolving Credit Facility. The Revolving Credit Facility was fully drawn in 2020 for six month terms. The maturities for these borrowings are currently extended through September 2021. We may re-borrow such amounts through August 2024 subject to satisfaction of the conditions in the facility. The Revolving Credit Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any undrawn portion.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On January 21, 2021, the court continued the trial date in the Havana Docks matter to October 25, 2021. We continue to believe we have a meritorious defense to these actions and we believe that any liability which may arise as a result of these actions will not have a material impact on our consolidated financial statements.

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
Other Contingencies
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request under certain circumstances that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the card processor. As of February 28, 2021, we had $629 million in reserve funds relating to our customer deposits to satisfy these requirements which are included within other assets. We expect a portion of new customer deposits to be withheld under these agreements. Additionally, as of February 28, 2021, we placed $172 million of cash collateral in escrow, of which $142 million is included within prepaid expenses and other.

We detected ransomware attacks in August 2020 and December 2020, which resulted in unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate these matters and notified law enforcement and applicable regulators of these incidents. For the August 2020 event, the investigation phase is complete, as are the communication and reporting phases. We determined that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. For the December 2020 event, the investigation and remediation phases are in process and regulators have been notified. There is currently no indication of any misuse of information potentially accessed or acquired and we continue to work with regulators to bring these matters and other reportable incidents to conclusion. We have incurred legal and other costs in connection with these and other cyber incidents, and while at this time we do not believe that these incidents will have a material adverse effect on our business, operations or financial results, no assurances can be given and we may be subject to future attacks or incidents that could have such a material adverse effect.

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 70 lawsuits as of April 1, 2021 in several U.S. federal courts as well as in France, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs allege only emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. All individual actions seek monetary and punitive damages but do not specify exact amounts.

Additionally, as of April 1, 2021, ten purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa or Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions seek compensation based on a variety of tort claims, including, but not limited to, negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed and/or contracting COVID-19 onboard.

As previously disclosed, on April 8, 2020, numerous former guests from Grand Princess filed a purported class action against Carnival Corporation and Carnival plc and two of our subsidiaries, Princess Cruise Lines, Ltd. and Fairline Shipping International Corporation, Ltd. (“Fairline Shipping”). On May 5, 2020, this case was transferred to the U.S. District Court for the Central District of California and on June 2, 2020, the plaintiffs removed Fairline Shipping from the case. On October 20, 2020, the court denied the plaintiffs’ motion for class certification, and the plaintiffs filed a petition for leave to appeal this ruling to the U.S. Court of Appeals for the Ninth Circuit on November 3, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied that petition.

As previously disclosed, on July 23, 2020, Susan Karpik, a former guest from Ruby Princess filed a purported class action against Carnival plc and Princess Cruises in the Federal Court of Australia. On March 24, 2021 the plaintiffs filed a second amended complaint.

As previously disclosed, two purported class actions were filed on behalf of certain purchasers of Carnival Corporation securities alleging violations of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934. Following the filing of a third purported class action on behalf of certain options investors, alleging the same set of factual theories, the three actions were consolidated with new lead plaintiffs, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers’ Pension and Annuity Fund. A consolidated class action complaint was filed on December 15, 2020 on behalf of all purchasers of Carnival Corporation common stock and/or Carnival plc American Depositary Shares, and sellers of put options and purchasers of call options on those securities, between September 16, 2019 and March 31, 2020. The consolidated complaint alleges that defendants Carnival Corporation, Carnival plc, and Arnold W. Donald violated Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response. Plaintiffs seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions. A motion to dismiss was filed on January 18, 2021 and was fully briefed as of March 8, 2021.

We continue to take proper actions to defend against the above claims.

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

Ship Commitments

As of February 28, 2021, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2021	$1,449
2022	4,734
2023	2,328
2024	1,874
2025	1,073
Thereafter	—
$11,459

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2021				November 30, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$47	$—	$25	$19	$45	$—	$17	$18
Total	$47	$—	$25	$19	$45	$—	$17	$18
Liabilities
Fixed rate debt (b)	$19,198	$—	$20,313	$—	$15,547	$—	$16,258	$—
Floating rate debt (b)	12,868	—	12,213	—	12,034	—	11,412	—
Total	$32,065	$—	$32,526	$—	$27,581	$—	$27,670	$—

(a)Long-term other assets are comprised of notes receivable. The fair values of our Level 2 notes receivable were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.
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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2021			November 30, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,674	$—	$—	$9,513	$—	$—
Restricted cash	155	—	—	179	—	—
Short-term investments (a)	1,840	—	—	—	—	—
Total	$11,670	$—	$—	$9,692	$—	$—
Liabilities
Derivative financial instruments	$—	$9	$—	$—	$10	$—
Total	$—	$9	$—	$—	$10	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA Segment	EA Segment	Total
November 30, 2020	$579	$228	$807
Foreign currency translation adjustment	—	8	7
February 28, 2021	$579	$235	$814

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2020	$927	$253	$1,180
Foreign currency translation adjustment	—	8	8
February 28, 2021	$927	$261	$1,188

The determination of the fair value of our reporting units’ and trademarks includes numerous assumptions that are subject to various risks and uncertainties. The effect of COVID-19, the pause in guest cruise operations and the possibility of further extensions have created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. For the three months ended February 29, 2020, we recognized goodwill impairment charges of $731 million. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions, which influences the determination of fair value, may result in a need to recognize an additional impairment charge. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses for the three months ended February 29, 2020 consisted of:

•The timing of our return to service, changes in market conditions and port or other restrictions
•Forecasted revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues including credit and debit card fees
•The allocation of new ships and the timing of the transfer or sale of ships amongst brands, as well as the estimated proceeds from ship sales
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Impairments of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. In 2020, as a result of the effect of COVID-19 on our expected future operating cash flows and our decisions to dispose of certain ships, we determined certain impairment triggers had occurred. Accordingly, we performed undiscounted cash flow analyses on certain ships in our fleet throughout 2020. Based on these undiscounted cash flow analyses, we determined that certain ships, specifically those being disposed of, had net carrying values that exceeded their estimated undiscounted future cash flows. We determined the fair values of these ships based on their estimated selling value. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

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

For the three months ended February 29, 2020, we recognized $172 million and $158 million of ship impairment charges in the North America & Australia (“NAA”) and Europe & Asia (“EA”) segments, respectively, included in other operating expenses of our Consolidated Statements of Income (Loss).

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2021	November 30, 2020
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	Accrued liabilities and other	$5	$5
	Other long-term liabilities	5	5
Total derivative liabilities		$9	$10

(a)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $237 million at February 28, 2021 and $248 million at November 30, 2020 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 28, 2021, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	February 28, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$9	$—	$9	$—	$9

	November 30, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$10	$—	$10	$—	$10

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 28/29,
(in millions)	2021	2020
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$—	$(2)
Cross currency swaps - net investment hedges - excluded component	$—	$42
Foreign currency zero cost collars - cash flow hedges	$—	$(1)
Foreign currency forwards - cash flow hedges	$—	$14
Interest rate swaps - cash flow hedges	$1	$1
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(2)
Foreign currency zero cost collars - Depreciation and amortization	$1	$—
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$—	$10

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of February 28, 2021, we have designated $718 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three months ended February 28, 2021, we recognized $42 million of losses on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $9.6 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.

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
At February 28, 2021, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $7.0 billion for newbuilds scheduled to be delivered through 2025.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At February 28, 2021, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance, however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

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

	Three Months Ended February 28/29,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2021
NAA	$10	$316	$220	$334	$(859)
EA	8	198	108	184	(482)
Cruise Support	—	8	129	28	(164)
Tour and Other	7	13	6	6	(18)
	$26	$535	$462	$552	$(1,524)
2020
NAA	$3,140	$2,274	$400	$364	$(197)	(a)
EA	1,552	1,317	207	166	(569)	(b)
Cruise Support	44	(87)	65	32	35
Tour and Other	52	19	7	8	18
	$4,789	$3,523	$678	$570	$(713)

(a)    Includes $300 million of goodwill impairment charges.
(b)    Includes $431 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended February 29, 2020
North America	$2,647
Europe	1,367
Australia and Asia	615
Other	161
$4,789

As a result of the pause in our guest cruise operations, we have experienced essentially no revenue for the three months ended February 28, 2021 and as a result current year data is not meaningful and is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended February 28/29,
(in millions, except per share data)	2021	2020
Net income (loss) for basic and diluted earnings per share	$(1,973)	$(781)
Weighted-average shares outstanding	1,095	684
Dilutive effect of equity plans	—	—
Diluted weighted-average shares outstanding	1,095	684
Basic earnings per share	$(1.80)	$(1.14)
Diluted earnings per share	$(1.80)	$(1.14)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 28/29,
(in millions)	2021	2020
Equity awards	3	1
Convertible Notes	54	—
Total antidilutive securities	56	1

Equity Offering

In February 2021, we completed a public offering of 40.5 million shares of Carnival Corporation’s common stock at a price per share of $25.10, resulting in net proceeds of $996 million.

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2021	November 30, 2020
Cash and cash equivalents (Consolidated Balance Sheets)	$9,674	$9,513
Restricted cash included in prepaid expenses and other and other assets	155	179
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$9,829	$9,692

NOTE 9 – Other Assets

We have a minority interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. As a result of the effects of COVID-19 on the 2021 Alaska season, we evaluated whether our investment in White Pass was other than temporarily impaired and performed an impairment assessment during the quarter ended February 28, 2021. As a result of our assessment, we recognized an impairment charge of $17 million for our investment in White Pass in other income (expense), net. As of February 28, 2021, our investment in White Pass was $76 million, consisting of $57 million in equity and a loan of $19 million. As of November 30, 2020, our investment in White Pass was $94 million, consisting of $75 million in equity and a loan of $19 million.

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $139 million as of February 28, 2021 and $140 million as of November 30, 2020. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). As of February 28, 2021 and November 30, 2020, our investment in the minority interest of this entity was $283 million.

NOTE 10 – Property and Equipment

Ship Sales

Since the pause in guest cruise operations, we have accelerated the removal of ships which were previously expected to be sold over the ensuing years. During the first quarter of 2021, we completed the sale of one NAA segment ship, which represents a passenger-capacity reduction of 670 for our NAA segment.

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
•As a result of the COVID-19 outbreak, we may be out of compliance with one or more maintenance covenants in certain of our debt facilities, with the next testing date of November 30, 2022.
•World events impacting the ability or desire of people to travel have and may continue to lead to a decline in demand for cruises.
•Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.
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

Recent Developments

Resumption of Guest Operations

The company is uniquely positioned for a phased resumption in cruise travel given its multiple brands which can each be restarted independently and tailored to the environment of their respective source market. AIDA Cruises (“AIDA”) resumed guest cruise operations in late March sailing in the Canary Islands. Costa Cruises (“Costa”) expects to resume operations in May sailing to Italian ports. P&O Cruises (UK), Cunard and Princess Cruises will each offer a series of cruises this summer sailing around UK coastal waters with P&O Cruises (UK) kicking off the season in June followed by Cunard and Princess Cruises in July. Seabourn also expects to resume guest cruise operations this summer sailing from Greece. In addition, this summer Holland America Line and Princess Cruises expect to offer land-based vacation options for travelers to experience Alaska through a combination of tours, lodging and sightseeing.

Health and Safety Protocols

Initial cruises are taking place with adjusted passenger capacity and enhanced health protocols developed with government and health authorities, and guidance from the company's roster of medical and scientific experts. The company has been working with a number of world-leading public health, epidemiological and policy experts to support its ongoing efforts with enhanced health and safety protocols to help protect against and mitigate the impact of COVID-19 during cruise vacations. The company's brands have a comprehensive set of health and hygiene protocols that facilitate a safe and healthy return to cruise vacations. These enhanced protocols are modeled after shoreside health and mitigation guidelines as provided by each brand's respective country, and approved by all relevant regulatory authorities. Protocols will be updated based on evolving scientific and medical knowledge related to mitigation strategies. In addition to the jurisdictions associated with the restart plans noted above, the company continues to work closely with governments and health authorities in other parts of the world to ensure that its health and safety protocols will also comply with the requirements of each location.

Update on Liquidity

Refer to “Liquidity, Financial Condition and Capital Resources.”

Refer to “Risk Factors” - “COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, reputation, litigation, cash flows, liquidity, and stock price.”

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

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2021 will continue to be adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause in global cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season. During 2021, the Alaska cruise season will continue to be adversely impacted by the effects of COVID-19.

Statistical Information

	Three Months Ended February 28/29,
	2021	2020
Fuel consumption in metric tons (in thousands)	262	831
Fuel cost per metric ton consumed	$392	$477

Currencies (USD to 1)
AUD	$0.77	$0.68
CAD	$0.78	$0.76
EUR	$1.21	$1.10
GBP	$1.36	$1.31
RMB	$0.15	$0.14

We paused our guest cruise operations in mid-March 2020 and have been in a pause for a majority of 2020 and the first quarter of 2021. The pause in guest cruise operations is continuing to have material negative impacts on all aspects of our business, including the above statistical information.

Results of Operations

Consolidated
	Three Months Ended February 28/29,			% increase (decrease)
(in millions)	2021	2020	Change
Revenues
Passenger ticket	$3	$3,234	$(3,231)	(100)%
Onboard and other	23	1,556	(1,533)	(99)%
	26	4,789	(4,764)	(99)%
Operating Costs and Expenses
Commissions, transportation and other	15	766	(752)	(98)%
Onboard and other	7	471	(464)	(99)%
Payroll and related	218	610	(392)	(64)%
Fuel	103	396	(294)	(74)%
Food	11	277	(266)	(96)%
Ship and other impairments	—	330	(330)	(100)%
Other operating	181	671	(490)	(73)%
	535	3,523	(2,988)	(85)%

Selling and administrative	462	678	(216)	(32)%
Depreciation and amortization	552	570	(18)	(3)%
Goodwill impairment	—	731	(731)	(100)%
	1,549	5,502	(3,953)	(72)%
Operating Income (Loss)	$(1,524)	$(713)	$(810)	114%

NAA
	Three Months Ended February 28/29,			% increase (decrease)
(in millions)	2021	2020	Change
Revenues
Passenger ticket	$—	$2,052	$(2,053)	(100)%
Onboard and other	11	1,088	(1,078)	(99)%
	10	3,140	(3,130)	(100)%

Operating Costs and Expenses	316	2,274	(1,958)	(86)%
Selling and administrative	220	400	(180)	(45)%
Depreciation and amortization	334	364	(30)	(8)%
Goodwill impairment	—	300	(300)	(100)%
	870	3,337	(2,468)	(74)%
Operating Income (Loss)	$(859)	$(197)	$(663)	337%

EA
	Three Months Ended February 28/29,			% increase (decrease)
(in millions)	2021	2020	Change
Revenues
Passenger ticket	$3	$1,213	$(1,210)	(100)%
Onboard and other	5	339	(334)	(99)%
	8	1,552	(1,544)	(99)%

Operating Costs and Expenses	198	1,317	(1,119)	(85)%
Selling and administrative	108	207	(99)	(48)%
Depreciation and amortization	184	166	18	11%
Goodwill impairment	—	431	(431)	(100)%
	490	2,121	(1,631)	(77)%
Operating Income (Loss)	$(482)	$(569)	$87	(15)%

We paused our guest cruise operations in mid-March 2020. We resumed limited guest cruise operations in September 2020 as part of our phased return to service. As of February 28, 2021, none of our ships were operating with guests onboard. The pause in guest cruise operations is continuing to have material negative impacts on all aspects of our business. The longer the pause in guest operations continues, the greater the impact on our liquidity and financial position.

As a result of the pause in our guest cruise operations, we have experienced essentially no revenue for the three months ended February 28, 2021. This has resulted in an operating loss for the current period. The pause in guest cruise operations continues to have a material negative impact on all aspects of our business, including our liquidity, financial position and results of operations. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the second quarter of 2021 and the full year ending November 30, 2021.

While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including cruise payroll and related expenses, food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level. We continue to identify and implement actions to optimize our ongoing ship operating expenses.

As we continue to resume guest cruise operations, we expect to incur incremental spend relating to bringing our ships out of pause status, returning crew members to our ships and implementing the enhanced health and safety protocols.

There were no goodwill or ship impairment charges for the three months ended February 28, 2021. As a result of the effects of COVID-19 on our expected future operating cash flows, we recognized goodwill impairment charges of $731 million and ship impairment charges of $330 million for the three months ended February 29, 2020.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $343 million to $398 million in 2021 from $55 million in 2020. The increase was caused by additional debt borrowings with higher interest rates since the pause in guest cruise operations.

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to Net income (loss) and Adjusted earnings per share to Earnings per share for the periods presented:

	Three Months Ended February 28/29,
(in millions, except per share data)	2021	2020
Net income (loss)
U.S. GAAP net income (loss)	$(1,973)	$(781)
(Gains) losses on ship sales and impairments	3	928
Restructuring expenses	—	—
Other	15	3
Adjusted net income (loss)	$(1,954)	$150
Interest expense, net of capitalized interest	398	55
Interest income	(3)	(5)
Income tax expense, net	(6)	11
Depreciation and amortization	552	570
Adjusted EBITDA	$(1,014)	$782
Weighted-average shares outstanding	1,095	684

Earnings per share
U.S. GAAP diluted earnings per share	$(1.80)	$(1.14)
(Gains) losses on ship sales and impairments	—	1.36
Restructuring expenses	—	—
Other	0.01	0.01
Adjusted earnings per share	$(1.79)	$0.22

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

Liquidity, Financial Condition and Capital Resources

We have taken, and continue to take, significant actions to preserve cash and obtain additional financing to increase our liquidity. Since the start of the pause in guest cruise operations in March 2020, we have raised $23.6 billion through a series of transactions. Since December 2020, we have raised $6.0 billion including completing the following:

•In December 2020, we borrowed $1.5 billion under export credit facilities due in semi-annual installments through 2033.
•In February 2021, we issued an aggregate principal amount of $3.5 billion under the 2027 Senior Unsecured Notes that mature on March 1, 2027. The 2027 Senior Unsecured Notes bear interest at a rate of 5.8% per year.
•In February 2021, we completed a public offering of 40.5 million shares of Carnival Corporation’s common stock at a price per share of $25.10, resulting in net proceeds of $996 million.
•During the first quarter of 2021, we obtained waivers of compliance with the Interest Coverage Covenant and Debt to Capital Covenant in our export credit facilities through August 31, 2022 (with the next testing date of November 30, 2022) or November 30, 2022 (with the next testing date of February 28, 2023) for our funded export credit facilities with aggregate indebtedness of $8.9 billion as of February 28, 2021 and unfunded export credit facilities with an aggregate principal amount of $6.5 billion as of February 28, 2021.
•During the first quarter of 2021 we entered into supplemental agreements with respect to our Revolving Credit Facility and many of our bank loans. Under our Revolving Credit Facility and many of our bank loans, we are now required to maintain the Interest Coverage Covenant from February 28, 2023, at a ratio of not less than 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, and 3.0 to 1.0 from the February 28, 2024 testing date onwards, or through their respective maturity dates, and the Debt to Capital Covenant at the end of each fiscal quarter before the November 30, 2021 testing date at a percentage not to exceed 65%. From the November 30, 2021 testing date until the May 31, 2023 testing date the Debt to Capital Covenant is not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards.

As of February 28, 2021, we had $11.5 billion of cash and short-term investments. During the remainder of fiscal 2021, the company expects to refinance debt at lower interest rates and extend maturities. Our access to and cost of financing depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. In addition, certain of our debt instruments contain provisions that may limit our ability to incur or guarantee additional indebtedness.

Our monthly average cash burn rate for the first quarter of 2021 was $500 million, which was better than expected primarily due to the timing of capital expenditures. We expect our monthly average cash burn rate for the first half of 2021 to be approximately $550 million, which is better than previously expected. This is a result of our efforts to optimize our monthly spend despite higher restart related spend. This monthly average cash burn rate includes ongoing ship operating and administrative expenses, estimated restart spend, working capital changes (excluding changes in customer deposits), interest expense and capital expenditures (net of export credit facilities), and excludes scheduled debt maturities as well as other cash collateral to be provided (which may increase in the future). As we continue to resume guest cruise operations, we expect to incur incremental spend relating to bringing our ships out of pause status, returning crew members to our ships and implementing the enhanced health and safety protocols. We have identified and implemented actions to optimize our monthly cash burn rate and we will continue to do so.

We had working capital of $3.8 billion as of February 28, 2021 compared to working capital of $1.9 billion as of November 30, 2020. The increase in working capital was caused by an increase in cash and short-term investments. Historically, during our normal operations, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $1.8 billion and $1.9 billion of customer deposits as of February 28, 2021 and November 30, 2020, respectively. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs only to the extent we have received cash from guests with bookings on cancelled sailings. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will have working capital deficits in the future once we return to normal guest cruise operations.

Refer to Note 1 - “General, Liquidity and Management's Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $1.5 billion of net cash flows in operating activities during the three months ended February 28, 2021, a decrease of $2.4 billion, compared to $916 million of net cash provided for the same period in 2020.

Investing Activities
During the three months ended February 28, 2021, net cash used in investing activities was $3.6 billion. This was driven by the following:
•Capital expenditures of $1.7 billion for our ongoing new shipbuilding program
•Capital expenditures of $81 million for ship improvements and replacements, information technology and buildings and improvements
•Purchases of short-term investments of $1.8 billion

During the three months ended February 29, 2020, net cash used in investing activities was $1.2 billion. This was substantially due to the following:
•Capital expenditures of $861 million for our ongoing new shipbuilding program
•Capital expenditures of $399 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $226 million
•Purchase of minority interest of $81 million
Financing Activities
During the three months ended February 28, 2021, net cash provided by financing activities of $5.2 billion was caused by the following:
•Repayments of $668 million of long-term debt
•Issuances of $5.0 billion of long-term debt, including net proceeds of $3.4 billion from the issuance of the 2027 Senior Unsecured Notes
•Net proceeds of $996 million from our public equity offering of Carnival Corporation common stock

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

Funding Sources

As of February 28, 2021, we had $11.5 billion of cash and short-term investments. In addition, we had $6.5 billion of export credit facilities to fund ship deliveries planned through 2024.

(in billions)	2021	2022	2023	2024
Future export credit facilities at February 28, 2021 (a)	$0.5	$3.4	$1.9	$0.6

(a)Under the terms of these export credit facilities, we are required to comply with the Interest Coverage Covenant and the Debt to Capital Covenant, among others. We entered into supplemental agreements to waive compliance with the Interest Coverage Covenant and the Debt to Capital Covenant for our unfunded export credit facilities through August 31, 2022 or November 30, 2022, as applicable. We will be required to comply beginning with the next testing date of November 30, 2022 or February 28, 2023, as applicable.

Many of our debt agreements contain various other financial covenants, including those described in Note 3 - “Debt” and in Note 5 - “Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At February 28, 2021, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

February 28, 2021
Fixed rate	48%
EUR fixed rate	13%
Floating rate	20%
EUR floating rate	17%
GBP floating rate	2%

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2021, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the proceeding described below, the legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

As previously disclosed, on May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Island. On February 7, 2021, the parties reached a global settlement under which Holland America Line and Princess Cruises will pay $0.8 million on an incremental payment plan through January 2023.

Item 1A. Risk Factors.

The risk factors in this Form 10-Q below should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our Form 10-K. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

COVID-19 and Liquidity/Debt Related Risk Factors

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

The COVID-19 global pandemic is having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. Although we began the resumption of limited guest cruise operations in September 2020 with cruises by Costa and in October 2020 with cruises by AIDA, as of February 28, 2021, none of our ships were operating with guests onboard. The pause with respect to these and other brands and ships may be prolonged. In addition, we have been, and will continue to be negatively impacted by related developments, including heightened governmental regulations, travel bans and travel advisories and restrictions and recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention (“CDC”) and other governmental authorities.

We incurred significant costs as we paused our guest cruise operations, provided air transportation to return our passengers to their home destinations, repatriated shipboard team members and assisted some of our crew that were unable to return home with food and housing. We will continue to incur COVID-19 related costs as we implement additional hygiene-related protocols to our ships, as well as prepare for the continued resumption of guest cruise operations. In addition, the industry is subject to and may be further subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly and take a significant amount of time to implement across our global cruise operations. In October 2020, the CDC announced a framework for a phased resumption of cruise ship passenger operations in U.S. waters that is currently uncertain and will require further evaluation as we seek to resume operations. Implementing these requirements may result in an increase in costs and take time before the resumption of our guest cruise operations.

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

In connection with our capacity optimization strategy, we have accelerated the removal of ships from our fleet which were previously expected to be sold over the ensuing years. We have sold, expect to sell or have agreements for the disposal of various vessels. Some of these agreements for the disposal of vessels are for recycling. When we choose to dispose of a ship, there can be no assurance that there will be a viable buyer to purchase it at a price that exceeds our net book value, which could result in ship impairment charges and losses on ship disposals.

The effects of COVID-19 on the operations of shipyards where our ships are under construction will result in a delay in ship deliveries.

We cannot predict the timing of our complete return to service and when various ports will reopen to our ships. If we are delayed in recommencing guest cruise operations or there is a further pause in the resumption of limited guest cruise operations, it could further negatively impact our liquidity. As our business is seasonal, the impact of a delay or further pause in the resumption of guest cruise operations will be heightened if such delay or pause occurs during the Northern Hemisphere summer months. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

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

Our access to and cost of financing depends on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19's effects on our operations, Moody's and S&P Global have downgraded our credit ratings to be non-investment grade. If we are delayed in recommencing guest cruise operations or there is a further pause in the resumption of limited guest cruise operations, our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets may adversely impact our ability to raise funds.

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

•As a result of the COVID-19 outbreak, we may be out of compliance with one or more maintenance covenants in certain of our debt facilities, with the next testing date of November 30, 2022.

Under the terms of certain of our export credit facilities, we are required to comply with the Interest Coverage Covenant of not less than 3.0 to 1.0, and ensure that our Debt to Capital Covenant does not exceed 65% at the end of each fiscal quarter. As of February 28, 2021 (and while being in compliance with the Debt to Capital Covenant as of such date), we obtained waivers of compliance with the Interest Coverage Covenant and Debt to Capital Covenant in our export credit facilities through August 31, 2022 (with the next testing date of November 30, 2022) or November 30, 2022 (with the next testing date of February 28, 2023) for our funded export credit facilities with aggregate indebtedness of $8.9 billion as of February 28, 2021 and unfunded export credit facilities with an aggregate principal amount of $6.5 billion as of February 28, 2021.

During the first quarter of 2021 we entered into supplemental agreements with respect to our Revolving Credit Facility and many of our bank loans. Under our Revolving Credit Facility and many of our bank loans, we are now required to maintain the Interest Coverage Covenant from February 28, 2023, at a ratio of not less than 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, and 3.0 to 1.0 from the February 28, 2024 testing date onwards, or through their respective maturity dates, and the Debt to Capital Covenant at the end of each fiscal quarter before the November 30, 2021 testing date at a percentage not to exceed 65%. From the November 30, 2021 testing date until the May 31, 2023 testing date the Debt to Capital Covenant is not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards.

Even though we expect to obtain further amendments under our debt facilities with respect to the Interest Coverage Covenant or the Debt to Capital Covenant, if such amendments are not obtained we may be required to take certain actions, which in the case of the Debt to Capital Covenant could include issuing additional equity and/or reducing our indebtedness, failing which we may not be in compliance with the Interest Coverage Covenant or the Debt to Capital Covenant following August 31, 2022 with the next testing date of November 30, 2022 for such debt facilities, or as of future testing dates for certain agreements, because of the pause and limited resumptions of our guest cruise operations.

Amendments and waivers of the Interest Coverage Covenant and Debt to Capital Covenant have led and may continue to lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections that are, or may become, applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. For example, in connection with the amendments to the Revolving Credit Facility and certain agreements governing our bank loans described above, we have made certain changes to more closely align the financial covenants among the various facilities and agreements. In addition, we have agreed to additional restrictive covenants in such facilities and agreements with respect to debt incurrence, lien incurrence, restricted payments and investments that are substantially consistent with those contained in the indentures governing our recent unsecured notes issuances. Our ability to provide additional lender protections under these facilities, including the granting of security interests in certain collateral and the granting of guarantees with respect to certain outstanding debt, will be limited by the terms of such agreements as amended, and our other debt facilities.

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

Material Contracts
10.1
Indenture dated as of February 16, 2021 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 5.75% Senior Unsecured Notes due 2027
X
10.2	Form of Executive Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.3	Form of Executive Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, as filed with the Securities and Exchange Commission on April 7, 2021, formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income (Loss) for the three months ended February 28/29, 2021 and 2020;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28/29, 2021 and 2020;				X
	(iii) the Consolidated Balance Sheets at February 28, 2021 and November 30, 2020;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2021 and 2020;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28/29, 2021 and 2020;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, as filed with the Securities and Exchange Commission on April 7, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: April 7, 2021		Date: April 7, 2021