Form 10-Q
period 2021-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2021-06-28
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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

At June 18, 2021, Carnival Corporation had outstanding 973,824,517 shares of Common Stock, $0.01 par value.
At June 18, 2021, Carnival plc had outstanding 184,132,549 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 973,824,517 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues
Passenger ticket	$20	$446	$23	$3,680
Onboard and other	29	294	52	1,849
	50	740	75	5,529
Operating Costs and Expenses
Commissions, transportation and other	22	297	37	1,064
Onboard and other	15	114	22	585
Payroll and related	241	705	460	1,315
Fuel	113	201	216	598
Food	17	108	28	385
Ship and other impairments	49	589	49	919
Other operating	224	471	404	1,142
	681	2,484	1,216	6,007
Selling and administrative	417	492	879	1,170
Depreciation and amortization	567	577	1,119	1,147
Goodwill impairments	—	1,364	—	2,096
	1,665	4,918	3,214	10,420
Operating Income (Loss)	(1,616)	(4,177)	(3,139)	(4,891)
Nonoperating Income (Expense)
Interest income	4	6	7	11
Interest expense, net of capitalized interest	(437)	(182)	(835)	(237)
Other income (expense), net	(11)	(32)	(71)	(39)
	(444)	(208)	(900)	(265)
Income (Loss) Before Income Taxes	(2,060)	(4,385)	(4,039)	(5,155)
Income Tax Benefit (Expense), Net	(12)	11	(6)	—
Net Income (Loss)	$(2,072)	$(4,374)	$(4,045)	$(5,155)
Earnings Per Share
Basic	$(1.83)	$(6.07)	$(3.63)	$(7.34)
Diluted	$(1.83)	$(6.07)	$(3.63)	$(7.34)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net Income (Loss)	$(2,072)	$(4,374)	$(4,045)	$(5,155)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	104	23	303	48
Other	3	43	7	56
Other Comprehensive Income (Loss)	107	65	310	103
Total Comprehensive Income (Loss)	$(1,965)	$(4,309)	$(3,735)	$(5,052)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2021	November 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$7,067	$9,513
Short-term investments	2,204	—
Trade and other receivables, net	218	273
Inventories	308	335
Prepaid expenses and other	400	443
Total current assets	10,198	10,563
Property and Equipment, Net	39,499	38,073
Operating Lease Right-of-Use Assets	1,415	1,370
Goodwill	818	807
Other Intangibles	1,198	1,186
Other Assets	1,936	1,594
	$55,064	$53,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,099	$3,084
Current portion of long-term debt	1,708	1,742
Current portion of operating lease liabilities	142	151
Accounts payable	499	624
Accrued liabilities and other	1,314	1,144
Customer deposits	1,992	1,940
Total current liabilities	8,754	8,686
Long-Term Debt	25,968	22,130
Long-Term Operating Lease Liabilities	1,317	1,273
Other Long-Term Liabilities	1,149	949
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,104 shares at 2021 and 1,060 shares at 2020 issued	11	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2021 and 2020 issued	361	361
Additional paid-in capital	15,005	13,948
Retained earnings	12,030	16,075
Accumulated other comprehensive income (loss) (“AOCI”)	(1,126)	(1,436)
Treasury stock, 130 shares at 2021 and 2020 of Carnival Corporation and 59 shares at 2021 and 60 shares at 2020 of Carnival plc, at cost	(8,404)	(8,404)
Total shareholders’ equity	17,876	20,555
	$55,064	$53,593
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(4,045)	$(5,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,119	1,147
Impairments	66	3,015
Share-based compensation	66	38
Amortization of discounts and debt issue costs	83	33
Noncash lease expense	71	99
(Gain) loss on ship sales and other, net	80	(76)
	(2,559)	(900)
Changes in operating assets and liabilities
Receivables	31	(202)
Inventories	—	58
Prepaid expenses and other	(696)	171
Accounts payable	(119)	1,052
Accrued liabilities and other	236	3
Customer deposits	245	(1,987)
Net cash provided by (used in) operating activities	(2,862)	(1,804)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,157)	(1,668)
Proceeds from sales of ships and other	324	236
Purchase of minority interest	(90)	(81)
Purchase of short-term investments	(2,671)	—
Proceeds from maturity of short-term investments	467	—
Derivative settlements and other, net	(27)	257
Net cash provided by (used in) investing activities	(4,155)	(1,256)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	17	3,333
Principal repayments of long-term debt	(1,365)	(383)
Proceeds from issuance of long-term debt	4,980	6,674
Dividends paid	—	(689)
Purchases of treasury stock	—	(12)
Issuance of common stock, net	996	558
Debt issue costs and other, net	(104)	(56)
Net cash provided by (used in) financing activities	4,523	9,425
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,474)	6,366
Cash, cash equivalents and restricted cash at beginning of period	9,692	530
Cash, cash equivalents and restricted cash at end of period	$7,218	$6,896

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At February 29, 2020	$7	$358	$8,829	$25,527	$(2,028)	$(8,404)	$24,290
Net income (loss)	—	—	—	(4,374)	—	—	(4,374)
Other comprehensive income (loss)	—	—	—	—	65	—	65
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	1	—	555	—	—	—	556
Equity component of Convertible Senior Notes	—	—	286	—	—	—	286
Purchases of treasury stock under the Repurchase Program and other	—	2	12	2	—	—	16
At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840

At February 28, 2021	$11	$361	$14,977	$14,102	$(1,233)	$(8,404)	$19,813
Net income (loss)	—	—	—	(2,072)	—	—	(2,072)
Other comprehensive income (loss)	—	—	—	—	107	—	107
Other	—	—	28	—	—	—	28
At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(5,155)	—	—	(5,155)
Other comprehensive income (loss)	—	—	—	—	103	—	103
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	1	—	555	—	—	—	556
Equity component of Convertible Senior Notes	—	—	286	—	—	—	286
Purchases of treasury stock under the Repurchase Program and other	—	2	35	—	—	(10)	27
At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840

At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(4,045)	—	—	(4,045)
Other comprehensive income (loss)	—	—	—	—	310	—	310
Issuance of common stock, net	—	—	996	—	—	—	997
Other	—	—	60	—	—	—	60
At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of May 31, 2021, five of our ships were operating with guests onboard. Eight of our nine brands either have resumed or are announced to resume guest operations by November 30, 2021, as part of our phased return to service. Significant events affecting travel, including COVID-19 and our phased resumption of guest cruise operations, have had and continue to have an impact on booking patterns. The full extent of the impact will be determined by our phased return to service and the length of time COVID-19 influences travel decisions. We believe that the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected continued phased resumption of guest cruise operations
•Expected lower than comparable historical occupancy levels during the resumption of guest cruise operations
•Expected incremental spend for the resumption of guest cruise operations, for bringing our ships out of pause status, returning crew members to our ships and implementing enhanced health and safety protocols

In addition, we make certain assumptions about new ship deliveries, improvements and disposals, and consider the future export credit financings that are associated with the ship deliveries.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude and duration of the global pandemic are uncertain. We have made reasonable estimates and judgments of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the third quarter of 2021 and the full year ending November 30, 2021. We have taken actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions, accelerating the removal of certain ships from our fleet and expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities.

Based on these actions and our assumptions regarding the impact of COVID-19, and considering our $9.3 billion of cash and short-term investments at May 31, 2021, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2021 and 2020, Consolidated Statements of Cash Flows for the six months ended May 31, 2021 and 2020, and the Consolidated Balance Sheet at May 31, 2021 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2020 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 26, 2021.
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

Accounting Pronouncements

The Financial Accounting Standards Board issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity's Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and six months ended May 31, fees, taxes, and charges included in commissions, transportation and other costs were not significant in 2021 and were $41 million and $215 million in 2020. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We are providing flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits (“FCC”) or elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. We had customer deposits of $2.5 billion as of May 31, 2021 and $2.2 billion as of November 30, 2020. As of May 31, 2021, the current portion of customer deposits was $2.0 billion. This amount includes deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to the uncertainty associated with the duration and extent of COVID-19, we are unable to estimate the amount of the May 31, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During the six months ended May 31, 2021 and 2020, we recognized revenues of an immaterial amount and $3.5 billion, respectively, related to our customer deposits as of November 30, 2020 and 2019. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of an immaterial amount as of May 31, 2021 and November 30, 2020.

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

At May 31, 2021, we were in compliance with the applicable covenants under our debt agreements.

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

As of May 31, 2021, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2021 3Q	$259
2021 4Q	328
2022	2,782
2023	6,373
2024 (a)	4,571
2025	3,994
Thereafter	13,168
Total	$31,475

(a)Includes the $3.1 billion Revolving Credit Facility. The Revolving Credit Facility was fully drawn in 2020 for six month terms. The maturities for these borrowings are currently extended through September 2021. We may re-borrow such amounts through August 2024 subject to satisfaction of the conditions in the facility. The Revolving Credit Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any undrawn portion.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages (the “Cuba matters”). On July 9, 2020, the court granted our motion for judgment on the pleadings in the Cuba matter filed by Javier Garcia Bengochea, and dismissed the plaintiff’s action with prejudice. On August 6, 2020, Bengochea filed a notice of appeal. On January 21, 2021, the court continued the trial date in the second Cuba matter to January 31, 2022. We continue to believe we have a meritorious defense to these actions and we believe that any liability which may arise as a result of these actions will not have a material impact on our consolidated financial statements.

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
Other Contingencies
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request under certain circumstances that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of May 31, 2021 and November 30, 2020, we had $939 million and $423 million, respectively, in reserve funds relating to our customer deposits to satisfy these requirements which are included within other assets. We expect a portion of new customer deposits to be withheld under these agreements. Additionally, as of May 31, 2021 and November 30, 2020 we had $166 million of cash collateral in escrow, of which $136 million is included within prepaid expenses and other.

We have and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from inadvertent events to malicious motivated attacks.

We detected ransomware attacks in August 2020 and December 2020 which resulted in unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate these matters and notified law enforcement and regulators of these incidents. For the August 2020 event, the investigation phase is complete, as are the communication and reporting phases. We determined that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. For the December 2020 event, the investigation and remediation phases are in process and regulators have been notified.

We have been contacted by various regulatory agencies regarding these and other cyber incidents. The New York Department of Financial Services (“NY DFS”) has notified us of their intent to commence proceedings seeking penalties if settlement cannot be reached in advance of litigation. To date, we have not been able to reach an agreement with NY DFS. In addition, State Attorneys General from a number of states are currently investigating a data security event announced in March 2020 and have indicated an intent to seek a negotiated settlement.

We continue to work with regulators regarding cyber incidents we have experienced. We have incurred legal and other costs in connection with cyber incidents that have impacted us. While at this time we do not believe that these incidents will have a material adverse effect on our business, operations or financial results, no assurances can be given about the future and we may be subject to future litigation, attacks or incidents that could have such a material adverse effect.

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 72 lawsuits as of June 21, 2021 in several U.S. federal and state courts as well as in France, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims.

Additionally, as of June 21, 2021, ten purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa or Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard.

All COVID-19 actions seek monetary damages and most seek additional punitive damages in unspecified amounts.

As previously disclosed, a consolidated class action complaint with new lead plaintiffs, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers' Pension and Annuity Fund, was filed in the U.S. District Court for the Southern District of Florida on December 15, 2020 on behalf of all purchasers of Carnival Corporation common stock and/or Carnival plc American Depositary Shares, and sellers of put options and purchasers of call options on those securities, between September 16, 2019 and March 31, 2020, alleging violations of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934. On May 28, 2021, the court dismissed the complaint without prejudice. Plaintiff's current deadline to file a second amended complaint is July 2, 2021.

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

Ship Commitments

As of May 31, 2021, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2021	$1,263
2022	4,709
2023	2,517
2024	1,725
2025	1,017
Thereafter	—
$11,231

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2021				November 30, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$43	$—	$26	$19	$45	$—	$17	$18
Total	$43	$—	$26	$19	$45	$—	$17	$18
Liabilities
Fixed rate debt (b)	$19,087	$—	$20,880	$—	$15,547	$—	$16,258	$—
Floating rate debt (b)	12,389	—	11,872	—	12,034	—	11,412	—
Total	$31,475	$—	$32,751	$—	$27,581	$—	$27,670	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2021			November 30, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,067	$—	$—	$9,513	$—	$—
Restricted cash	150	—	—	179	—	—
Short-term investments (a)	2,204	—	—	—	—	—
Total	$9,422	$—	$—	$9,692	$—	$—
Liabilities
Derivative financial instruments	$—	$8	$—	$—	$10	$—
Total	$—	$8	$—	$—	$10	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As a result of the phased resumption of guest cruise operations and its effect on our expected future operating cash flows, we performed interim discounted cash flow analyses for certain reporting units with goodwill as of May 31, 2021, and determined there was no impairment. For the three and six months ended May 31, 2020, we recognized goodwill impairment charges of $1.4 billion and $2.1 billion, respectively. We also performed trademark impairment reviews and determined there was no impairment to our trademarks.
The determination of the fair value of our reporting units’ goodwill and trademarks includes numerous assumptions that are subject to various risks and uncertainties. The effect of COVID-19 and the phased resumption have created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy (including decisions about the allocation of new ships amongst brands and the transfer of ships between brands), which influence determinations of fair value, may result in a need to recognize an additional impairment charge. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

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

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

	Goodwill
(in millions)	NAA Segment (a)	EA Segment (b)	Total
November 30, 2020	$579	$228	$807
Foreign currency translation adjustment	—	11	11
May 31, 2021	$579	$239	$818

(a)North America and Australia (“NAA”)
(b)Europe and Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2020	$927	$253	$1,180
Foreign currency translation adjustment	—	12	12
May 31, 2021	$927	$265	$1,192

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on our business, we determined that one ship, which we expect to dispose of, had a net carrying value that exceeded its estimated undiscounted future cash flows as of May 31, 2021. We determined the fair value of this ship based on its estimated selling value. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews. The principal assumptions, all of which are considered Level 3 inputs, used in our 2020 cash flow analyses consisted of:

•Timing of the respective ship's return to service, changes in market conditions and port or other restrictions
•Forecasted ship revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation and certain other costs that are directly associated with onboard and other revenues, including credit and debit card fees
•Timing of the sale of ships and estimated proceeds

We recognized a ship impairment charge of $49 million in our EA segment for both the three and six months ended May 31, 2021. For the three months ended May 31, 2020, we recognized $348 million and $150 million of ship impairment charges in our NAA and EA segments respectively, and $520 million and $308 million of ship impairment charges in our NAA and EA segments, respectively for the six months ended May 31, 2020. These impairments are included in other operating expenses of our Consolidated Statements of Income (Loss).

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2021	November 30, 2020
Derivative liabilities
Derivatives designated as hedging instruments

Interest rate swaps (a)	Accrued liabilities and other	$4	$5
	Other long-term liabilities	4	5
Total derivative liabilities		$8	$10

(a)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $212 million at May 31, 2021 and $248 million at November 30, 2020 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2021, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	May 31, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$8	$—	$8	$—	$8

	November 30, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$10	$—	$10	$—	$10
The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2021	2020	2021	2020
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$—	$133	$—	$131
Cross currency swaps - net investment hedges - excluded component	$—	$(43)	$—	$(1)
Foreign currency zero cost collars - cash flow hedges	$—	$1	$—	$(1)
Foreign currency forwards - cash flow hedges	$—	$38	$—	$53
Interest rate swaps - cash flow hedges	$1	$4	$2	$4
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(1)	$(3)	$(3)
Foreign currency zero cost collars - Depreciation and amortization	$—	$—	$1	$—
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$—	$2	$—	$12

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of May 31, 2021, we have designated $497 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three and six months ended May 31, 2021, we recognized $8 million and $50 million of losses on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $9 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.
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
At May 31, 2021, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $6.8 billion for newbuilds scheduled to be delivered through 2025.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At May 31, 2021, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance, however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

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

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2021
NAA	$9	$365	$233	$341	$(930)
EA	33	298	131	186	(582)
Cruise Support	—	7	43	33	(82)
Tour and Other	7	12	11	6	(21)
	$50	$681	$417	$567	$(1,616)
2020
NAA	$457	$1,631	$297	$369	$(2,860)	(a)
EA	238	773	126	168	(1,174)	(b)
Cruise Support	22	53	61	33	(125)
Tour and Other	24	28	8	7	(19)
	$740	$2,484	$492	$577	$(4,177)

(a) Includes $1.0 billion of goodwill impairment charges.
(b) Includes $345 million of goodwill impairment charges.
	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2021
NAA	$19	$680	$453	$676	$(1,790)
EA	41	496	239	370	(1,064)
Cruise Support	—	15	171	61	(247)
Tour and Other	14	25	17	12	(39)
	$75	$1,216	$879	$1,119	$(3,139)
2020
NAA	$3,597	$3,904	$697	$733	$(3,056)	(c)
EA	1,790	2,090	333	334	(1,743)	(d)
Cruise Support	66	(34)	126	64	(91)
Tour and Other	76	47	14	16	—
	$5,529	$6,007	$1,170	$1,147	$(4,891)
(c)    Includes $1.3 billion of goodwill impairment charges.
(d)    Includes $777 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
North America	$404	$3,051
Europe	250	1,616
Australia and Asia	65	680
Other	21	182
	$740	$5,529

As a result of the phased resumption of our guest cruise operations, we have experienced essentially no revenue for the three and six months ended May 31, 2021, as a result current year data is not meaningful and is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss) for basic and diluted earnings per share	$(2,072)	$(4,374)	$(4,045)	$(5,155)
Weighted-average shares outstanding	1,132	721	1,113	702
Dilutive effect of equity plans	—	—	—	—
Diluted weighted-average shares outstanding	1,132	721	1,113	702
Basic earnings per share	$(1.83)	$(6.07)	$(3.63)	$(7.34)
Diluted earnings per share	$(1.83)	$(6.07)	$(3.63)	$(7.34)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2021	2020	2021	2020
Equity awards	3	—	3	1
Convertible Notes	54	120	54	60
Total antidilutive securities	57	120	57	61

Equity Offering

In February 2021, we completed a public offering of 40.5 million shares of Carnival Corporation’s common stock at a price per share of $25.10, resulting in net proceeds of $996 million.

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2021	November 30, 2020
Cash and cash equivalents (Consolidated Balance Sheets)	$7,067	$9,513
Restricted cash included in prepaid expenses and other and other assets	150	179
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$7,218	$9,692

NOTE 9 – Other Assets

We have a minority interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. As a result of the effects of COVID-19 on the 2021 Alaska season, we evaluated whether our investment in White Pass was other than temporarily impaired and performed an impairment assessment during the quarter ended February 28, 2021. As a result of our assessment, we recognized an impairment charge of $17 million for our investment in White Pass in other income (expense), net. As of May 31, 2021, our investment in White Pass was $77 million, consisting of $53 million in equity and a loan of $23 million. As of November 30, 2020, our investment in White Pass was $94 million, consisting of $75 million in equity and a loan of $19 million.

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $229 million as of May 31, 2021 and $140 million as of November 30, 2020. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). In April 2021, we sold to CSSC-Carnival our remaining $283 million investment in the minority interest of the same entity.

NOTE 10 – Property and Equipment

Ship Sales

Since the pause in guest cruise operations, we have accelerated the removal of ships which were previously expected to be sold over the ensuing years. During 2021, we completed the sale of one NAA segment ship, which represents a passenger-capacity reduction of 670 for our NAA segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, operations, outlooks, plans, goals, reputation, cash flows, liquidity and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Goodwill, ship and trademark fair values
•Booking levels	•Liquidity and credit ratings
•Occupancy	•Adjusted earnings per share
•Interest, tax and fuel expenses	•Return to guest cruise operations
•Currency exchange rates	•Impact of the COVID-19 coronavirus global pandemic on our financial condition and results of operations
•Estimates of ship depreciable lives and residual values
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:
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

Recent Developments

Resumption of Guest Operations

The company is uniquely positioned for its phased resumption in cruise travel given its multiple brands which are being restarted independently and tailored to the environment of their respective source market. Eight of the company’s nine brands either have resumed or have announced they plan to resume guest cruise operations by the company's fiscal year end, November 30, 2021. 27 ships, or approximately 35% of capacity, have resumed or are announced to resume by the end of the third quarter of 2021 and an additional 15 ships, or nearly 20% of capacity, are announced to resume by the end of the fourth quarter of 2021. Together these 42 ships represent over 50% of capacity. More announcements are expected in the coming weeks which are expected to include additional ship restarts for fiscal year 2021. Consistent with the company's planned phased resumption of guest cruise operations, it expects to have its full fleet back in operation in the spring of 2022.

The company has been working with a number of world-leading public health, epidemiological and policy experts to support its ongoing efforts to implement enhanced health and safety protocols to help protect against and mitigate the impact of COVID-19 during cruise vacations. Initial cruises are taking place with guidance from the company's roster of medical and scientific experts and enhanced health protocols developed in conjunction with government and health authorities. Consequently, the company's brands have a comprehensive set of health and hygiene protocols that facilitate a safe and healthy return to cruise vacations. These enhanced protocols are modeled after shoreside health and mitigation guidelines as provided by each brand's respective country, and approved by all relevant regulatory authorities. Protocols will be updated based on evolving scientific and medical knowledge related to mitigation strategies.

Update on Liquidity and Refinancing

Refer to "Liquidity, Financial Condition and Capital Resources."

Refer to "Risk factors" - "COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, reputation, litigation, cash flows, liquidity, and stock price."

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

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2021 will continue to be adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause and phased resumption of guest cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season. During 2021, the Alaska cruise season will continue to be adversely impacted by the effects of COVID-19.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Fuel consumption in metric tons (in thousands)	246	482	508	1,314
Fuel cost per metric ton consumed	$467	$418	$428	$455

Currencies (USD to 1)
AUD	$0.77	$0.63	$0.77	$0.66
CAD	$0.81	$0.72	$0.80	$0.74
EUR	$1.20	$1.09	$1.21	$1.10
GBP	$1.39	$1.24	$1.38	$1.27
RMB	$0.15	$0.14	$0.15	$0.14

We paused our guest cruise operations in mid-March 2020 and have been in a pause for a majority of 2020 and the first half of 2021. The phased resumption of guest cruise operations is continuing to have a material impact on all aspects of our business.

Results of Operations

Consolidated
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$20	$446	$(426)	(95)%	$23	$3,680	$(3,657)	(99)%
Onboard and other	29	294	(265)	(90)%	52	1,849	(1,797)	(97)%
	50	740	(691)	(93)%	75	5,529	(5,454)	(99)%
Operating Costs and Expenses
Commissions, transportation and other	22	297	(275)	(93)%	37	1,064	(1,027)	(97)%
Onboard and other	15	114	(99)	(87)%	22	585	(563)	(96)%
Payroll and related	241	705	(463)	(66)%	460	1,315	(855)	(65)%
Fuel	113	201	(88)	(44)%	216	598	(382)	(64)%
Food	17	108	(91)	(84)%	28	385	(357)	(93)%
Ship and other impairments	49	589	(539)	(92)%	49	919	(870)	(95)%
Other operating	224	471	(247)	(52)%	404	1,142	(737)	(65)%
	681	2,484	(1,803)	(73)%	1,216	6,007	(4,791)	(80)%

Selling and administrative	417	492	(75)	(15)%	879	1,170	(291)	(25)%
Depreciation and amortization	567	577	(10)	(2)%	1,119	1,147	(28)	(2)%
Goodwill impairment	—	1,364	(1,364)	(100)%	—	2,096	(2,096)	(100)%
	1,665	4,918	(3,252)	(66)%	3,214	10,420	(7,206)	(69)%
Operating Income (Loss)	$(1,616)	$(4,177)	$2,562	(61)%	$(3,139)	$(4,891)	$1,751	(36)%

NAA
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$2	$271	$(269)	(99)%	$1	$2,324	$(2,322)	(100)%
Onboard and other	7	185	(178)	(96)%	18	1,274	(1,256)	(99)%
	9	457	(448)	(98)%	19	3,597	(3,578)	(99)%

Operating Costs and Expenses	365	1,631	(1,266)	(78)%	680	3,904	(3,224)	(83)%
Selling and administrative	233	297	(64)	(22)%	453	697	(244)	(35)%
Depreciation and amortization	341	369	(28)	(8)%	676	733	(57)	(8)%
Goodwill impairment	—	1,019	(1,019)	(100)%	—	1,319	(1,319)	(100)%
	939	3,316	(2,377)	(72)%	1,809	6,653	(4,845)	(73)%
Operating Income (Loss)	$(930)	$(2,860)	$1,929	(67)%	$(1,790)	$(3,056)	$1,266	(41)%

EA
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$19	$184	$(166)	(90)%	$22	$1,397	$(1,375)	(98)%
Onboard and other	15	54	(39)	(73)%	19	393	(373)	(95)%
	33	238	(205)	(86)%	41	1,790	(1,749)	(98)%

Operating Costs and Expenses	298	773	(475)	(61)%	496	2,090	(1,594)	(76)%
Selling and administrative	131	126	5	4%	239	333	(94)	(28)%
Depreciation and amortization	186	168	18	11%	370	334	36	11%
Goodwill impairment	—	345	(345)	(100)%	—	777	(777)	(100)%
	615	1,412	(797)	(56)%	1,105	3,533	(2,428)	(69)%
Operating Income (Loss)	$(582)	$(1,174)	$592	(50)%	$(1,064)	$(1,743)	$679	(39)%

We paused our guest cruise operations in mid-March 2020. As of May 31, 2021, five of our ships were operating with guests onboard. Eight of our nine brands either have resumed or are announced to resume guest operations by November 30, 2021, as part of our phased return to service. The phased resumption of guest cruise operations is continuing to have a material impact on all aspects of our business, including our liquidity, financial position and results of operations. The full extent of the impact will be determined by our phased return to service and the length of time COVID-19 influences travel decisions.

As a result of the phased resumption of our guest cruise operations, we have experienced essentially no revenue for the three and six months ended May 31, 2021. This has resulted in operating losses for the current periods. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the third quarter of 2021 and the full year ending November 30, 2021.

While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including cruise payroll and related expenses, food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level. As we continue to resume guest cruise operations, we expect to incur incremental spend relating to bringing our ships out of pause status, returning crew members to our ships and implementing enhanced health and safety protocols.

There were no goodwill impairment charges for the six months ended May 31, 2021. For the three and six months ended May 31, 2020, we recognized goodwill impairment charges of $1.4 billion and $2.1 billion.

We recognized a ship impairment charge of $49 million for the three and six months ended May 31, 2021 and ship impairment charges of $498 million and $828 million for the three and six months ended May 31, 2020.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $256 million to $437 million in 2021 from $182 million in 2020. The increase was caused by additional debt borrowings with higher interest rates since the pause in guest cruise operations.

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to Net income (loss) and Adjusted earnings per share to Earnings per share for the periods presented:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss)
U.S. GAAP net income (loss)	$(2,072)	$(4,374)	$(4,045)	$(5,155)
(Gains) losses on ship sales and impairments	36	1,953	39	2,882
Restructuring expenses	3	39	3	39
Other	(2)	—	13	3
Adjusted net income (loss)	$(2,036)	$(2,382)	$(3,990)	$(2,231)
Interest expense, net of capitalized interest	437	182	835	237
Interest income	(4)	(6)	(7)	(11)
Income tax expense, net	12	(11)	6	—
Depreciation and amortization	567	577	1,119	1,147
Adjusted EBITDA	$(1,023)	$(1,640)	$(2,037)	$(859)
Weighted-average shares outstanding	1,132	721	1,113	702

Earnings per share
U.S. GAAP diluted earnings per share	$(1.83)	$(6.07)	$(3.63)	$(7.34)
(Gains) losses on ship sales and impairments	0.03	2.71	0.03	4.10
Restructuring expenses	—	0.05	—	0.06
Other	—	—	0.01	—
Adjusted earnings per share	$(1.80)	$(3.30)	$(3.58)	$(3.18)

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

Liquidity, Financial Condition and Capital Resources

As of May 31, 2021, we had $9.3 billion of cash and short-term investments. We have taken significant actions to preserve cash and obtain additional financing to increase our liquidity. We continue to focus on pursuing additional refinancing opportunities to reduce interest expense and extend maturities. Since December 2020, we have completed the following:

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
•During the first quarter of 2021, we obtained waivers of compliance with the Interest Coverage Covenant and Debt to Capital Covenant in our export credit facilities through August 31, 2022 (with the next testing date of November 30, 2022) or November 30, 2022 (with the next testing date of February 28, 2023) for our funded export credit facilities with aggregate indebtedness of $8.8 billion as of May 31, 2021 and unfunded export credit facilities with an aggregate principal amount of $6.5 billion as of May 31, 2021.
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
•The relevant export credit agencies have provided approval in principle to defer approximately $1.0 billion of principal payments that would otherwise have been due over a one year period with repayments to be made over the following five years. In connection with these deferrals, we are negotiating modifications of certain financial covenant thresholds for certain future periods. We expect to enter into supplemental agreements during the third quarter of 2021 to complete these transactions. In connection with such supplemental agreements, additional subsidiary guarantees will be granted.

Certain of our debt instruments contain provisions that may limit our ability to incur or guarantee additional indebtedness.

Our monthly average cash burn rate for the first half of 2021 was $500 million, which was better than forecasted primarily due to the timing of proceeds from ship sales and working capital changes. This monthly average cash burn rate includes revenues earned on voyages, ongoing ship operating and administrative expenses, restart spend, working capital changes (excluding changes in customer deposits), interest expense and capital expenditures (net of export credit facilities), and excludes scheduled debt maturities as well as other cash collateral to be provided (which may increase in the future). As we continue to resume guest cruise operations, we expect to incur incremental spend relating to bringing our ships out of pause status, returning crew members to our ships and implementing enhanced health and safety protocols. We have identified and implemented actions to optimize our ongoing monthly cash burn rate and we will continue to do so.

We had working capital of $1.4 billion as of May 31, 2021 compared to working capital of $1.9 billion as of November 30, 2020. The decrease in working capital was driven by a decrease in cash and short-term investments. Historically, during our normal operations, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $2.0 billion and $1.9 billion of customer deposits as of May 31, 2021 and November 30, 2020, respectively. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs only to the extent we have received cash from guests with bookings on cancelled sailings. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will have working capital deficits in the future once we return to normal guest cruise operations.

Refer to Note 1 - “General, Liquidity and Management's Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $2.9 billion of net cash flows in operating activities during the six months ended May 31, 2021, a decrease of $1.1 billion, compared to $1.8 billion of net cash used for the same period in 2020.

Investing Activities
During the six months ended May 31, 2021, net cash used in investing activities was $4.2 billion. This was driven by the following:
•Capital expenditures of $2.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $168 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $324 million
•Purchases of short-term investments of $2.7 billion
•Proceeds from maturity of short-term investments of $467 million

During the six months ended May 31, 2020, net cash used in investing activities was $1.3 billion. This was driven by the following:
•Capital expenditures of $915 million for our ongoing new shipbuilding program
•Capital expenditures of $753 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $236 million
•Proceeds of $220 million from the settlement of outstanding derivatives
Financing Activities
During the six months ended May 31, 2021, net cash provided by financing activities of $4.5 billion was caused by the following:
•Repayments of $1.4 billion of long-term debt
•Issuances of $5.0 billion of long-term debt, including net proceeds of $3.4 billion from the issuance of the 2027 Senior Unsecured Notes
•Net proceeds of $996 million from our public equity offering of Carnival Corporation common stock

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

Funding Sources

As of May 31, 2021, we had $9.3 billion of cash and short-term investments. In addition, we had $6.5 billion of export credit facilities to fund ship deliveries planned through 2024.

(in billions)	2021	2022	2023	2024
Future export credit facilities at May 31, 2021 (a)	$0.5	$3.5	$1.9	$0.6

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

Many of our debt agreements contain various other financial covenants, including those described in Note 3 - “Debt” and in Note 5 - “Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At May 31, 2021, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

May 31, 2021
Fixed rate	49%
EUR fixed rate	13%
Floating rate	20%
EUR floating rate	17%
GBP floating rate	2%

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2021, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings. We are not aware of any environmental proceedings that exceed this threshold for the quarter ending May 31, 2021.

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

The COVID-19 global pandemic is having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. As of May 31, 2021, five of our ships were operating with guests onboard as part of our phased return to service. We have been, and will continue to be negatively impacted by travel bans and advisories, and evolving, conflicting and complex restrictions, recommendations and regulations set by various governmental authorities. These restrictions, recommendations and regulations have and may continue to impact our ability to operate our business in an optimal manner.

As we continue to resume guest cruise operations, we expect to incur incremental spend relating to bringing our ships out of pause status, returning crew members to our ships and implementing enhanced health and safety protocols. The industry is subject to and may be further subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly, take a significant amount of time to implement across our global cruise operations, and may result in disruptions in guest cruise operations, incremental costs and loss of revenue.

We intend to make vaccines available to all of our crew but there can be no assurances that we will be able to source sufficient vaccines for our global crew. In addition, although vaccines have proven to be effective in mitigating this risks of continued spread of COVID-19, there is no guarantee that the vaccines will continue to be effective against future variants.

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

We have insurance coverage for certain liabilities, costs and expenses related to COVID-19 through our participation in Protection and Indemnity (“P&I”) clubs, including coverage for direct and incremental costs including, but not limited to, certain quarantine expenses and for certain liabilities to passengers and crew. P&I clubs are mutual indemnity associations owned by members. There is a $10 million deductible per occurrence (meaning per outbreak on a particular ship). We cannot provide assurance that we will receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses that exceed the $10 million deductible under these policies. We have no insurance coverage for loss of revenues or earnings from our ships or other operations.

In connection with our capacity optimization strategy, we have accelerated the removal of ships from our fleet which were previously expected to be sold over the ensuing years. We have sold, expect to sell or have agreements for the disposal of various vessels. Some of these agreements for the disposal of vessels have been for recycling. When we choose to dispose of a ship, there can be no assurance that there will be a viable buyer to purchase it at a price that exceeds our net book value, which could result in ship impairment charges and losses on ship disposals.

The effects of COVID-19 on the operations of shipyards where our ships are under construction have resulted in delays in ship deliveries.

We cannot predict the timing of our complete return to service at historical occupancy and pricing levels and when various ports will reopen to our ships. If our phased resumption of guest cruise operations is delayed or there are future pauses or disruptions in the resumption of guest cruise operations, it could further negatively impact our liquidity. As our business is seasonal, the impact of such a delay or future pause in the resumption of guest cruise operations will be heightened if such delay or future pause occurs during the Northern Hemisphere summer months. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may be impacted for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

We have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and cash flows (including as required for cash refunds of deposits) as a result of the phased resumptions in our guest cruise operations and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. In addition, our ability to re-hire crew may be negatively impacted as some have obtained alternative employment during the pause.

Our access to and cost of financing depends on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19's effects on our operations, Moody's and S&P Global downgraded our credit ratings to be non-investment grade. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets may adversely impact our ability to raise funds.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The effects of COVID-19 have caused a global recession, which could have a further adverse impact on our financial condition and operations. In past recessions, demand for our cruise vacations has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. As a result of the impact of COVID-19, we expect lower occupancy levels during our resumption of guest cruise operations and cannot predict when we will be able to achieve historical occupancy levels.

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

Under the terms of certain of our export credit facilities, we are required to comply with the Interest Coverage Covenant of not less than 3.0 to 1.0, and ensure that our Debt to Capital Covenant does not exceed 65% at the end of each fiscal quarter. During the first quarter of 2021 (and while being in compliance with the Debt to Capital Covenant as of such date), we obtained waivers of compliance with the Interest Coverage Covenant and Debt to Capital Covenant in our export credit facilities through August 31, 2022 (with the next testing date of November 30, 2022) or November 30, 2022 (with the next testing date of February 28, 2023) for our funded export credit facilities with aggregate indebtedness of $8.8 billion as of May 31, 2021 and unfunded export credit facilities with an aggregate principal amount of $6.5 billion as of May 31, 2021.

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

Even though we expect to obtain further amendments under our debt facilities with respect to the Interest Coverage Covenant or the Debt to Capital Covenant, if such amendments are not obtained we may be required to take certain actions, which in the case of the Debt to Capital Covenant could include issuing additional equity and/or reducing our indebtedness, failing which we may not be in compliance with the Interest Coverage Covenant or the Debt to Capital Covenant following August 31, 2022 with the next testing date of November 30, 2022 for such debt facilities, or as of future testing dates for certain agreements, because of the phased resumption of our guest cruise operations.

Amendments and waivers of the Interest Coverage Covenant and Debt to Capital Covenant have led and may continue to lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections that are, or may become, applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. For example, in connection with the amendments to the Revolving Credit Facility and certain agreements governing our bank loans described above, we have made certain changes to more closely align the financial covenants among the various facilities and agreements. In addition, we have agreed to additional restrictive covenants in such facilities and agreements with respect to debt incurrence, lien incurrence, restricted payments and investments that are substantially consistent with those contained in the indentures governing our recent unsecured notes issuances. In May and June 2021, the subsidiaries that guarantee our 2026 Senior Unsecured Notes and the 2027 Senior Unsecured Notes agreed to guarantee certain of our debt that was outstanding prior to April 2020, including our Revolving Credit Facility. These subsidiaries are expected to enter into additional agreements to guarantee additional debt under certain of our export credit facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in certain collateral and the granting of guarantees with respect to certain outstanding debt, will be limited by the terms of such agreements as amended, and our other debt facilities.

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

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material Contracts
10.1	Amendment of the Carnival Corporation 2020 Stock Plan				X

10.2
Amendment Agreement dated May 11, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and further amended on December 31, 2020, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, as filed with the Securities and Exchange Commission on June 28, 2021, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2021 and 2020;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2021 and 2020;				X
	(iii) the Consolidated Balance Sheets at May 31, 2021 and November 30, 2020;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2021 and 2020;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2021 and 2020;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, as filed with the Securities and Exchange Commission on June 28, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: June 28, 2021		Date: June 28, 2021