Form 10-Q
period 2021-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2021-09-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

At September 22, 2021, Carnival Corporation had outstanding 981,048,453 shares of Common Stock, $0.01 par value.
At September 22, 2021, Carnival plc had outstanding 184,714,216 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 981,048,453 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues
Passenger ticket	$303	$—	$326	$3,680
Onboard and other	243	31	295	1,881
	546	31	621	5,561
Operating Costs and Expenses
Commissions, transportation and other	79	34	116	1,098
Onboard and other	72	9	94	593
Payroll and related	375	248	834	1,563
Fuel	182	121	398	718
Food	52	19	80	404
Ship and other impairments	475	910	524	1,829
Other operating	381	208	786	1,349
	1,616	1,549	2,832	7,556
Selling and administrative	425	265	1,305	1,435
Depreciation and amortization	562	551	1,681	1,698
Goodwill impairments	—	—	—	2,096
	2,603	2,364	5,817	12,784
Operating Income (Loss)	(2,057)	(2,333)	(5,196)	(7,223)
Nonoperating Income (Expense)
Interest income	3	3	10	15
Interest expense, net of capitalized interest	(418)	(310)	(1,253)	(547)
Gains (losses) on debt extinguishment, net	(376)	(220)	(372)	(220)
Other income (expense), net	(11)	(1)	(87)	(41)
	(802)	(528)	(1,702)	(793)
Income (Loss) Before Income Taxes	(2,859)	(2,861)	(6,898)	(8,016)
Income Tax Benefit (Expense), Net	23	2	17	2
Net Income (Loss)	$(2,836)	$(2,858)	$(6,881)	$(8,014)
Earnings Per Share
Basic	$(2.50)	$(3.69)	$(6.14)	$(11.03)
Diluted	$(2.50)	$(3.69)	$(6.14)	$(11.03)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net Income (Loss)	$(2,836)	$(2,858)	$(6,881)	$(8,014)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(224)	519	79	567
Other	1	4	8	60
Other Comprehensive Income (Loss)	(223)	524	87	627
Total Comprehensive Income (Loss)	$(3,059)	$(2,335)	$(6,794)	$(7,387)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2021	November 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$7,151	$9,513
Short-term investments	647	—
Trade and other receivables, net	281	273
Inventories	322	335
Prepaid expenses and other	508	443
Total current assets	8,909	10,563
Property and Equipment, Net	38,917	38,073
Operating Lease Right-of-Use Assets	1,366	1,370
Goodwill	810	807
Other Intangibles	1,190	1,186
Other Assets	2,323	1,594
	$53,514	$53,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,099	$3,084
Current portion of long-term debt	1,303	1,742
Current portion of operating lease liabilities	142	151
Accounts payable	672	624
Accrued liabilities and other	1,568	1,144
Customer deposits	2,707	1,940
Total current liabilities	9,491	8,686
Long-Term Debt	26,831	22,130
Long-Term Operating Lease Liabilities	1,269	1,273
Other Long-Term Liabilities	1,061	949
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,110 shares at 2021 and 1,060 shares at 2020 issued	11	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2021 and 2020 issued	361	361
Additional paid-in capital	15,146	13,948
Retained earnings	9,194	16,075
Accumulated other comprehensive income (loss) (“AOCI”)	(1,349)	(1,436)
Treasury stock, 130 shares at 2021 and 2020 of Carnival Corporation and 63 shares at 2021 and 60 shares at 2020 of Carnival plc, at cost	(8,500)	(8,404)
Total shareholders’ equity	14,863	20,555
	$53,514	$53,593
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(6,881)	$(8,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,681	1,698
Impairments	541	3,925
(Gain) loss on extinguishment of debt	372	220
Share-based compensation	95	52
Amortization of discounts and debt issue costs	131	78
Noncash lease expense	106	138
(Gain) loss on ship sales and other, net	120	(47)
	(3,834)	(1,951)
Changes in operating assets and liabilities
Receivables	(37)	25
Inventories	(19)	71
Prepaid expenses and other	(1,221)	9
Accounts payable	15	(97)
Accrued liabilities and other	458	(169)
Customer deposits	897	(2,539)
Net cash provided by (used in) operating activities	(3,741)	(4,649)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,120)	(1,899)
Proceeds from sales of ships and other	351	271
Purchase of minority interest	(90)	(81)
Purchase of short-term investments	(2,672)	—
Proceeds from maturity of short-term investments	2,026	—
Derivative settlements and other, net	(29)	257
Net cash provided by (used in) investing activities	(3,535)	(1,452)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	17	3,141
Principal repayments of long-term debt	(3,507)	(896)
Premium paid on extinguishment of debt	(286)	—
Proceeds from issuance of long-term debt	7,900	11,468
Dividends paid	—	(689)
Issuance of common stock, net	1,003	778
Issuance of common stock under the Stock Swap program	105	—
Purchases of treasury stock under the Stock Swap program	(94)	—
Debt issue costs and other, net	(239)	(103)
Net cash provided by (used in) financing activities	4,899	13,699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	63
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,363)	7,661
Cash, cash equivalents and restricted cash at beginning of period	9,692	530
Cash, cash equivalents and restricted cash at end of period	$7,329	$8,191

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840
Net income (loss)	—	—	—	(2,858)	—	—	(2,858)
Other comprehensive income (loss)	—	—	—	—	524	—	524
Issuance of common stock related to the repurchase of Convertible Notes	—	—	222	—	—	—	222
Repurchase of Convertible Notes	1	—	765	—	—	—	766
Other	—	—	9	—	—	—	9
At August 31, 2020	$8	$361	$10,680	$18,297	$(1,439)	$(8,404)	$19,503

At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876
Net income (loss)	—	—	—	(2,836)	—	—	(2,836)
Other comprehensive income (loss)	—	—	—	—	(223)	—	(223)
Issuance of common stock, net	—	—	7	—	—	—	7
Conversion of Convertible Notes	—	—	2	—	—	—	2
Purchases and issuances under the Stock Swap program	—	—	105	—	—	(95)	10
Other	—	—	28	—	—	—	28
At August 31, 2021	$11	$361	$15,146	$9,194	$(1,349)	$(8,500)	$14,863

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(8,014)	—	—	(8,014)
Other comprehensive income (loss)	—	—	—	—	627	—	627
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Issuance of common stock	1	—	777	—	—	—	778
Issuance and repurchase of Convertible Notes	1	—	1,051	—	—	—	1,052
Purchases of treasury stock under the Repurchase Program and other	—	2	44	—	—	(10)	36
At August 31, 2020	$8	$361	$10,680	$18,297	$(1,439)	$(8,404)	$19,503

At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(6,881)	—	—	(6,881)
Other comprehensive income (loss)	—	—	—	—	87	—	87
Issuance of common stock, net	—	—	1,003	—	—	—	1,003
Conversion of Convertible Notes	—	—	2	—	—	—	2
Purchases and issuances under the Stock Swap program	—	—	105	—	—	(95)	10
Other	—	—	88	—	—	—	88
At August 31, 2021	$11	$361	$15,146	$9,194	$(1,349)	$(8,500)	$14,863
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of August 31, 2021, eight of our nine brands have resumed guest cruise operations as part of our gradual return to service, with 35% of our capacity operating with guests on board. Significant events affecting travel, including COVID-19 and our gradual resumption of guest cruise operations, have had and continue to have an impact on booking patterns. The full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions. We believe that the ongoing effects of COVID-19 have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Expected continued gradual resumption of guest cruise operations
•Expected lower than comparable historical occupancy levels during the resumption of guest cruise operations
•Expected incremental spend for the resumption of guest cruise operations, including completing the return of our ships to guest cruise operations, returning crew members to our ships and maintaining enhanced health and safety protocols

In addition, we make certain assumptions about new ship deliveries, improvements and disposals, and consider the future export credit financings that are associated with the ship deliveries.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude and duration of the global pandemic are uncertain. We have made reasonable estimates and judgments of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the fourth quarter of 2021 and full year ending November 30, 2021. We have taken actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions, and accelerating the removal of certain ships from our fleet. In addition, we expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities.

Based on these actions and our assumptions regarding the impact of COVID-19, considering our $7.8 billion of liquidity including cash and short-term investments at August 31, 2021, as well as our expected continued gradual return to service, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2021 and 2020, Consolidated Statements of Cash Flows for the nine months ended August 31, 2021 and 2020, and the Consolidated Balance Sheet at August 31, 2021 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2020 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 26, 2021.
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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and nine months ended August 31, 2021, fees, taxes, and charges included in commissions, transportation and other costs were immaterial. For the three and nine months ended August 31, 2020, fees, taxes, and charges included in commissions, transportation and other costs were immaterial and $213 million, respectively. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We have provided flexibility to guests with bookings on sailings cancelled due to itinerary disruptions by allowing guests to receive enhanced future cruise credits (“FCC”) or elect to receive refunds in cash. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received and are recognized as a discount applied to the future cruise in the period used. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of cancelled cruises. The amount of cash refunds to be paid may depend on the continued level of guest acceptance of FCCs and future cruise cancellations. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had customer deposits of $3.1 billion as of August 31, 2021 and $2.2 billion as of November 30, 2020. As of August 31, 2021, the current portion of customer deposits was $2.7 billion. This amount includes deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to uncertainties associated with the gradual resumption of guest cruise operations we are unable to estimate the amount of the August 31, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During the nine months ended August 31, 2021 and 2020, we recognized revenues of an immaterial amount and $3.3 billion, respectively, related to our customer deposits as of November 30, 2020 and 2019. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. These reserve funds are included in other assets.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of an immaterial amount as of August 31, 2021 and November 30, 2020.

NOTE 3 – Debt

Short-Term Borrowings

As of August 31, 2021 and November 30, 2020, our short-term borrowings consisted of the $3.1 billion under our multi-currency revolving credit facility (the “Revolving Facility”). For the nine months ended August 31, 2021, there were no borrowings or repayments of commercial paper with original maturities greater than three months. For the nine months ended August 31, 2020, we had borrowings of $525 million and repayments of $192 million of commercial paper with original maturities greater than three months.

Export Credit Facility Borrowings

In December 2020, we borrowed $1.5 billion under export credit facilities due in semi-annual installments through 2033.

In July 2021, we borrowed $544 million under an export credit facility due in semi-annual installments through 2033.

2027 Senior Unsecured Notes

In February 2021, we issued an aggregate principal amount of $3.5 billion senior unsecured notes that mature on March 1, 2027 (the “2027 Senior Unsecured Notes”). The 2027 Senior Unsecured Notes bear interest at a rate of 5.8% per year.

Repricing of 2025 Secured Term Loan

In June 2021, we entered into an amendment to reprice our $2.8 billion 2025 Secured Term Loan (the “2025 Secured Term Loan”). The amended U.S. dollar tranche bears interest at a rate per annum equal to LIBOR (with a 0.75% floor) plus 3%. The amended euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 3.75%.

2028 Senior Secured Notes

In July 2021, we issued $2.4 billion aggregate principal amount of 4% first-priority senior secured notes due in 2028 (the “2028 Senior Secured Notes”). We used the net proceeds from the issuance to purchase $2.0 billion aggregate principal amount of the 2023 Senior Secured Notes. The 2028 Senior Secured Notes mature on August 1, 2028. The 2028 Senior Secured Notes are secured on a first-priority basis by collateral, which includes vessels and material intellectual property with a net book value of approximately $26.3 billion as of August 31, 2021 and certain other assets.

Debt Holidays

We amended substantially all of our drawn export credit facilities to defer approximately $1.0 billion of principal payments that would otherwise have been due over a one year period commencing April 1, 2021 until March 31, 2022, with repayments to be made over the following five years. Of these amendments, the deferral of an aggregate principal amount of $0.7 billion became effective as of August 31, 2021, and an aggregate principal amount of $0.3 billion became effective after August 31, 2021. The cumulative deferred principal amount of the debt holiday amendments is approximately $1.7 billion, inclusive of the amendments entered into in 2020 and through September 14, 2021. In addition, these amendments aligned the financial covenants of substantially all our drawn export credit facilities with our other facilities.

Covenant Compliance

Our Revolving Facility, our unsecured bank loans and substantially all of our drawn export credit facilities as of September 14, 2021 contain one or more covenants that require us to:

•Maintain minimum interest coverage (EBITDA to consolidated net interest charges (the “Interest Coverage Covenant”) at the end of each fiscal quarter from February 28, 2023, at a ratio of not less than 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, and 3.0 to 1.0 for the February 28, 2024 testing date onwards, or through their respective maturity dates
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital percentage (the “Debt to Capital Covenant”) through the August 31, 2021 testing date at a percentage not to exceed 65%. From the November 30, 2021 testing date until the May 31, 2023 testing date, the Debt to Capital Covenant is not to exceed 75%, following which it will be tested at levels which decline ratably to 65% for the May 31, 2024 testing date onwards
•Maintain minimum liquidity of $1.0 billion through February 29, 2024
•Adhere to certain restrictive covenants through November 30, 2024
•Restrict the granting of guarantees and security interests for certain of our outstanding debt through November 30, 2024
•Limit the amounts of our secured assets as well as secured and other indebtedness

In addition, export credit facilities with $0.4 billion outstanding indebtedness contain covenants that require us to, among other things, maintain the Interest Coverage Covenant of not less than 3.0 to 1.0 at the end of each fiscal quarter and the Debt to Capital Covenant not to exceed 65% at the end of each fiscal quarter. We have entered into supplemental agreements to waive compliance with the Interest Coverage Covenant and the Debt to Capital Covenant under these export credit facilities through November 30, 2022. We will be required to comply with such covenants beginning with the next testing date of February 28, 2023.

At August 31, 2021, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. Carnival Corporation or Carnival plc and certain of our subsidiaries have guaranteed substantially all of our indebtedness.

As of August 31, 2021, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2021 4Q	$198
2022	2,448
2023	4,503
2024 (a)	4,724
2025	4,106
Thereafter	15,986
Total	$31,964

(a)Includes the $3.1 billion Revolving Facility. The Revolving Facility was fully drawn in 2020 for a six-month term. We may continue to re-borrow amounts under the Revolving Facility through August 2024 subject to satisfaction of the conditions in the facility. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any undrawn portion.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages (the “Cuba Matters”). On July 9, 2020, the court granted our motion for judgment on the pleadings in the Cuba Matter filed by Javier Garcia Bengochea, and dismissed the plaintiff’s action with prejudice. On August 6, 2020, Bengochea filed a notice of appeal. On August 2, 2021, the court continued the trial date in the second Cuba Matter to February 28, 2022. We continue to believe we have a meritorious defense to these actions and we believe that any liability which may arise as a result of these actions will not have a material impact on our consolidated financial statements.

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

Other Contingencies
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of August 31, 2021, and November 30, 2020, we had $1.4 billion and $0.4 billion, respectively, in reserve funds related to our customer deposits withheld to satisfy these requirements which are included within other assets. We continue to expect to provide reserve funds under these agreements. Additionally, as of August 31, 2021, and November 30, 2020, we had $167 million and $166 million, respectively, of cash collateral in escrow, of which $137 million and $136 million is included within prepaid expenses and other.

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from inadvertent events to malicious motivated attacks.

We detected ransomware attacks in August 2020 and December 2020 which resulted in unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate these matters and notified law enforcement and regulators of these incidents. For the August 2020 event, the investigation phase is complete, as are the communication and reporting phases. We determined that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. For the December 2020 event, the investigation and remediation phases are in process. Regulators were notified, and several, including the primary regulatory authority in the European Union, have closed their files on this matter.

We have been contacted by various regulatory agencies regarding these and other cyber incidents. The New York Department of Financial Services (“NY DFS”) has notified us of their intent to commence proceedings seeking penalties if settlement cannot be reached in advance of litigation. To date, we have not been able to reach an agreement with NY DFS. In addition, State Attorneys General from a number of states have completed their investigation of a data security event announced in March 2020, and the Company is currently negotiating a settlement with the relevant State Attorneys General.

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

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 72 lawsuits as of September 22, 2021 in several U.S. federal and state courts as well as in France, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. As of September 22, 2021, 38 of these individual actions have now been dismissed or settled. These actions were settled for immaterial amounts.

Additionally, as of September 22, 2021, ten purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa or Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of September 22, 2021, five of these class actions have either been settled individually or had their class allegations dismissed by the courts. These actions were settled for immaterial amounts.

All COVID-19 actions seek monetary damages and most seek additional punitive damages in unspecified amounts.

As previously disclosed, a consolidated class action complaint with new lead plaintiffs, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers' Pension and Annuity Fund, was filed in the U.S. District Court for the Southern District of Florida on December 15, 2020. Plaintiffs filed a second amended complaint on July 2, 2021 and on August 6, 2021, we filed a motion to dismiss.

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

Ship Commitments

As of August 31, 2021, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2021	$337
2022	4,468
2023	2,675
2024	1,681
2025	984
Thereafter	—
$10,146

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2021				November 30, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$19,812	$—	$20,470	$—	$15,547	$—	$16,258	$—
Floating rate debt (a)	12,152	—	11,432	—	12,034	—	11,412	—
Total	$31,964	$—	$31,902	$—	$27,581	$—	$27,670	$—

(a)The debt amounts above do not include the impact of interest rate swaps or debt issuance costs. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on current market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2021			November 30, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,151	$—	$—	$9,513	$—	$—
Restricted cash	178	—	—	179	—	—
Short-term investments (a)	647	—	—	—	—	—
Total	$7,975	$—	$—	$9,692	$—	$—
Liabilities
Derivative financial instruments	$—	$7	$—	$—	$10	$—
Total	$—	$7	$—	$—	$10	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of July 31, 2021, we performed our annual goodwill and trademark impairment reviews and determined there was no impairment for goodwill or trademarks. There was no impairment for the three months ended August 31, 2020. We recognized goodwill impairment charges of $2.1 billion for the nine months ended August 31, 2020.
The determination of the fair value of our reporting units’ goodwill and trademarks includes numerous assumptions that are subject to various risks and uncertainties. The effect of COVID-19 and the gradual resumption have created some uncertainty in forecasting the operating results and future cash flows used in our impairment analyses. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy (including decisions about the allocation of new ships amongst brands and the transfer of ships between brands), which influence determinations of fair value, may result in a need to recognize an additional impairment charge. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•The pace of our return to service, changes in market conditions and port or other restrictions
•Forecasted revenues net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation, and certain other costs that are directly associated with onboard and other revenues including credit and debit card fees
•The allocation of new ships and the timing of the transfer or sale of ships amongst brands, as well as the estimated proceeds from ship sales
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

	Goodwill
(in millions)	NAA Segment (a)	EA Segment (b)	Total
November 30, 2020	$579	$228	$807
Foreign currency translation adjustment	—	4	3
August 31, 2021	$579	$231	$810

(a)North America and Australia (“NAA”)
(b)Europe and Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2020	$927	$253	$1,180
Foreign currency translation adjustment	—	4	3
August 31, 2021	$927	$256	$1,183

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As of August 31, 2021, as a result of the continued effect of COVID-19 on our business and our updated expectations for certain of our ships, we determined that these ships had net carrying values that exceeded their respective estimated undiscounted future cash flows. As of May 31, 2021, we also determined that one ship, which we subsequently sold, had a net carrying value that exceeded its estimated undiscounted future cash flows. We determined the fair value of these ships based on their estimated selling values. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

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

The impairment charges summarized in the table below are included in ship and other impairments in our Consolidated Statements of Income (Loss).

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2021	2020	2021	2020
NAA Segment	$273	$836	$273	$1,356
EA Segment	202	2	251	311
Total ship impairments	$475	$838	$524	$1,667

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2021	November 30, 2020
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	Accrued liabilities and other	$3	$5
	Other long-term liabilities	3	5
Total derivative liabilities		$7	$10

(a)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $192 million at August 31, 2021 and $248 million at November 30, 2020 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2021, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	August 31, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$7	$—	$7	$—	$7

	November 30, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$10	$—	$10	$—	$10
The effect of our derivatives qualifying and being designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2021	2020	2021	2020
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$—	$—	$—	$131
Cross currency swaps - net investment hedges - excluded component	$—	$—	$—	$(1)
Foreign currency zero cost collars - cash flow hedges	$—	$3	$—	$2
Foreign currency forwards - cash flow hedges	$—	$—	$—	$53
Interest rate swaps - cash flow hedges	$1	$1	$3	$5
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(1)	$(4)	$(4)
Foreign currency zero cost collars - Depreciation and amortization	$1	$—	$1	$—
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$—	$—	$—	$12

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of August 31, 2021, we have designated $481 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three and nine months ended August 31, 2021, we recognized $15 million of gains and $35 million of losses, respectively, on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $9.5 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We have used foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments.
At August 31, 2021, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $8.4 billion for newbuilds scheduled to be delivered through 2025.
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

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to manage these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, notes receivables, reserve funds related to customer deposits, future financing facilities, contingent obligations, derivative instruments, insurance contracts, long-term ship charters and new ship progress payment guarantees, by:

•Conducting business with well-established financial institutions, insurance companies and export credit agencies
•Diversifying our counterparties
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At August 31, 2021, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance, however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2021
NAA	$271	$966	$219	$343	$(1,257)
EA	232	610	139	180	(696)
Cruise Support	14	13	61	34	(94)
Tour and Other	28	27	6	6	(10)
	$546	$1,616	$425	$562	$(2,057)
2020
NAA	$15	$1,292	$144	$348	$(1,770)
EA	(4)	225	71	165	(465)
Cruise Support	1	12	44	32	(86)
Tour and Other	20	20	5	6	(11)
	$31	$1,549	$265	$551	$(2,333)

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2021
NAA	$291	$1,647	$672	$1,018	$(3,046)
EA	274	1,106	378	550	(1,760)
Cruise Support	15	28	232	95	(341)
Tour and Other	42	51	23	18	(49)
	$621	$2,832	$1,305	$1,681	$(5,196)
2020
NAA	$3,612	$5,197	$841	$1,081	$(4,827)	(a)
EA	1,785	2,314	404	499	(2,208)	(b)
Cruise Support	67	(22)	170	96	(177)
Tour and Other	96	67	19	22	(12)
	$5,561	$7,556	$1,435	$1,698	$(7,223)
(a)    Includes $1.3 billion of goodwill impairment charges.
(b)    Includes $777 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Nine Months Ended August 31, 2020
North America	$3,065
Europe	1,622
Australia and Asia	681
Other	192
$5,561

As a result of the gradual resumption of our guest cruise operations, we have experienced a minimal amount of revenue for the three and nine months ended August 31, 2021 and the three months ended August 31, 2020. As a result, current year data is not meaningful and is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss) for basic and diluted earnings per share	$(2,836)	$(2,858)	$(6,881)	$(8,014)
Weighted-average shares outstanding	1,133	775	1,120	727
Dilutive effect of equity plans	—	—	—	—
Diluted weighted-average shares outstanding	1,133	775	1,120	727
Basic earnings per share	$(2.50)	$(3.69)	$(6.14)	$(11.03)
Diluted earnings per share	$(2.50)	$(3.69)	$(6.14)	$(11.03)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2021	2020	2021	2020
Equity awards	3	—	3	1
Convertible Notes	54	186	54	102
Total antidilutive securities	56	186	57	103

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2021	November 30, 2020
Cash and cash equivalents (Consolidated Balance Sheets)	$7,151	$9,513
Restricted cash included in prepaid expenses and other and other assets	178	179
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$7,329	$9,692

NOTE 9 – Other Assets

We have a minority interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. As a result of the effects of COVID-19 on the 2021 Alaska season, we evaluated whether our investment in White Pass was other than temporarily impaired and performed an impairment assessment during the quarter ended February 28, 2021. As a result of our assessment, we recognized an impairment charge of $17 million for our investment in White Pass in other income (expense), net. As of August 31, 2021, our investment in White Pass was $76 million, consisting of $51 million in equity and a loan of $25 million. As of November 30, 2020, our investment in White Pass was $94 million, consisting of $75 million in equity and a loan of $19 million.

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $207 million as of August 31, 2021 and $140 million as of November 30, 2020. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). In April 2021, we sold to CSSC-Carnival our remaining $283 million investment in the minority interest of the same entity.

NOTE 10 – Property and Equipment

Ship Sales

During 2021, we completed the sale of one NAA segment ship, which represents a passenger-capacity reduction of 670 for our NAA segment and one EA segment ship, which represents a passenger-capacity reduction of 1,180 for our EA segment.

NOTE 11 – Shareholders' Equity

Stock Swap Program

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During the three and nine months ended August 31, 2021, under the Stock Swap Program, we sold 4.6 million shares of Carnival Corporation's common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $10 million, which were used for general corporate purposes. During 2020, there were no sales or repurchases under the Stock Swap Program.

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

Recent Developments

Resumption of Guest Cruise Operations

As of August 31, 2021, eight of our nine brands have resumed guest cruise operations as part of our gradual return to service, with 35% of our capacity operating with guests on board. We have already announced plans to resume guest cruise operations with 50 ships, or 61% of our capacity, by November 30, 2021 and 71 ships, or 75% of our capacity, by June 2022, with more announcements forthcoming for the remaining ships. Consistent with our planned gradual resumption of guest cruise operations, we continue to expect to have our full fleet back in operation in the spring of 2022.

Update on Refinancing

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

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2021 will continue to be adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause and gradual resumption of guest cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season. During 2021, the Alaska cruise season has been and will continue to be adversely impacted by the effects of COVID-19.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Available Lower Berth Days ("ALBDs") (in thousands) (a)	3,788	(c)	4,405	(c)
Occupancy percentage (b)	54.2%	(c)	50.4%	(c)
Fuel consumption in metric tons (in thousands)	344	325	852	1,639
Fuel cost per metric ton consumed	$537	$371	$472	$438

Currencies (USD to 1)
AUD	$0.75	$0.70	$0.76	$0.67
CAD	$0.80	$0.74	$0.80	$0.74
EUR	$1.19	$1.15	$1.20	$1.12
GBP	$1.39	$1.28	$1.38	$1.27
RMB	$0.15	$0.14	$0.15	$0.14

(a)ALBD is a standard of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
(b)In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(c)As a result of pause in guest cruise operations in 2020, prior year data for these metrics was not meaningful and was not included in the table.

We paused our guest cruise operations in mid-March 2020 and were in a pause for a majority of 2020. In 2021, we began the gradual resumption of guest cruise operations which is continuing to have a material impact on all aspects of our business.

Results of Operations

Consolidated
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$303	$—	$303	100%	$326	$3,680	$(3,354)	(91)%
Onboard and other	243	31	212	676%	295	1,881	(1,586)	(84)%
	546	31	515	1643%	621	5,561	(4,940)	(89)%
Operating Costs and Expenses
Commissions, transportation and other	79	34	44	128%	116	1,098	(983)	(89)%
Onboard and other	72	9	64	749%	94	593	(499)	(84)%
Payroll and related	375	248	126	51%	834	1,563	(729)	(47)%
Fuel	182	121	61	51%	398	718	(320)	(45)%
Food	52	19	33	172%	80	404	(325)	(80)%
Ship and other impairments	475	910	(435)	(48)%	524	1,829	(1,305)	(71)%
Other operating	381	208	174	84%	786	1,349	(564)	(42)%
	1,616	1,549	67	4%	2,832	7,556	(4,724)	(63)%

Selling and administrative	425	265	161	61%	1,305	1,435	(130)	(9)%
Depreciation and amortization	562	551	11	2%	1,681	1,698	(17)	(1)%
Goodwill impairment	—	—	—	100%	—	2,096	(2,096)	(100)%
	2,603	2,364	239	10%	5,817	12,784	(6,967)	(54)%
Operating Income (Loss)	$(2,057)	$(2,333)	$276	(12)%	$(5,196)	$(7,223)	$2,027	(28)%

NAA
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$151	$5	$145	2818%	$152	$2,329	$(2,177)	(93)%
Onboard and other	121	9	111	1174%	139	1,283	(1,145)	(89)%
	271	15	257	1753%	291	3,612	(3,321)	(92)%

Operating Costs and Expenses	966	1,292	(326)	(25)%	1,647	5,197	(3,551)	(68)%
Selling and administrative	219	144	75	52%	672	841	(169)	(20)%
Depreciation and amortization	343	348	(6)	(2)%	1,018	1,081	(63)	(6)%
Goodwill impairment	—	—	—	—%	—	1,319	(1,319)	(100)%
	1,528	1,785	(257)	(14)%	3,337	8,439	(5,102)	(60)%
Operating Income (Loss)	$(1,257)	$(1,770)	$514	(29)%	$(3,046)	$(4,827)	$1,781	(37)%

EA
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2021	2020	Change		2021	2020	Change
Revenues
Passenger ticket	$164	$(4)	$168	(3763)%	$186	$1,393	$(1,207)	(87)%
Onboard and other	69	—	69	100%	88	393	(305)	(78)%
	232	(4)	237	(5294)%	274	1,785	(1,512)	(85)%

Operating Costs and Expenses	610	225	385	171%	1,106	2,314	(1,208)	(52)%
Selling and administrative	139	71	68	95%	378	404	(26)	(6)%
Depreciation and amortization	180	165	15	9%	550	499	51	10%
Goodwill impairment	—	—	—	—%	—	777	(777)	(100)%
	929	461	468	102%	2,034	3,994	(1,960)	(49)%
Operating Income (Loss)	$(696)	$(465)	$(231)	50%	$(1,760)	$(2,208)	$448	(20)%

We paused our guest cruise operations in mid-March 2020. As of August 31, 2021, eight of our nine brands have resumed guest cruise operations as part of our gradual return to service. The gradual resumption of guest cruise operations is continuing to have a material impact on all aspects of our business, including our liquidity, financial position and results of operations. The full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions.

As of August 31, 2021, 35% of our capacity was operating with guests on board. As a result of the gradual resumption of our guest cruise operations, revenues for the three months ended August 31, 2021 have increased compared to the three months ended August 31, 2020, which was a period of full pause in guest cruise operations. Revenues for the nine months ended August 31, 2021 have decreased compared to the nine months ended August 31, 2020 as a result of the pause in guest operations beginning in the second quarter of 2020. Occupancy in the third quarter of 2021 was 54%, which is considerably lower than our historical levels. We continue to expect a net loss on both a U.S. GAAP and adjusted basis for the fourth quarter of 2021 and the full year ending November 30, 2021.

As we continue our return to service, we expect to continue incurring incremental restart related spend including the cost of returning ships to guest cruise operations, returning crew members to our ships and maintaining enhanced health and safety protocols. During 2020, while maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including cruise payroll and related expenses, food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port, and staffed at a safe manning level.

There were no goodwill impairment charges for the three and nine months ended August 31, 2021 and for the three months ended August 31, 2020. For the nine months ended August 31, 2020, we recognized goodwill impairment charges of $2.1 billion.

We recognized ship impairment charges of $0.5 billion and $0.8 billion for the three months ended August 31, 2021 and 2020, respectively and $0.5 billion and $1.7 billion for the nine months ended August 31, 2021 and 2020, respectively.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $107 million to $418 million for the three months ended August 31, 2021 from $310 million for the three months ended August 31, 2020. Interest expense, net of capitalized interest, increased by $0.7 billion to $1.3 billion for the nine months ended August 31, 2021 from $0.5 billion for the nine months ended August 31, 2020. These increases were caused by additional debt borrowings with higher interest rates since the pause in guest cruise operations.

Loss on debt extinguishment increased by $156 million to $376 million for the three months ended August 31, 2021 from $220 million for the three months ended August 31, 2020. Loss on debt extinguishment increased by $153 million to $372 million for the nine months ended August 31, 2021 from $220 million for the nine months ended August 31, 2020. These increases were caused by the repurchase of $2.0 billion of the aggregate principal of the 2023 Senior Secured Notes.

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to Net income (loss) and Adjusted earnings per share to Earnings per share for the periods presented:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss)
U.S. GAAP net income (loss)	$(2,836)	$(2,858)	$(6,881)	$(8,014)
(Gains) losses on ship sales and impairments	472	937	510	3,819
(Gains) losses on debt extinguishment, net	376	220	372	220
Restructuring expenses	2	3	5	42
Other	—	—	17	3
Adjusted net income (loss)	$(1,986)	$(1,699)	$(5,976)	$(3,930)
Interest expense, net of capitalized interest	418	310	1,253	547
Interest income	(3)	(3)	(10)	(15)
Income tax expense, net	(23)	(2)	(17)	(2)
Depreciation and amortization	562	551	1,681	1,698
Adjusted EBITDA	$(1,033)	$(844)	$(3,069)	$(1,702)
Weighted-average shares outstanding	1,133	775	1,120	727

Earnings per share
U.S. GAAP diluted earnings per share	$(2.50)	$(3.69)	$(6.14)	$(11.03)
(Gains) losses on ship sales and impairments	0.42	1.21	0.46	5.26
(Gains) losses on debt extinguishment, net	0.33	0.28	0.33	0.30
Restructuring expenses	—	—	—	0.06
Other	—	—	0.02	—
Adjusted earnings per share	$(1.75)	$(2.19)	$(5.34)	$(5.41)

Explanations of Non-GAAP Financial Measures

We use adjusted net income (loss) and adjusted earnings per share as non-GAAP financial measures of our cruise segments’ and the company’s financial performance. These non-GAAP financial measures are provided along with U.S. GAAP net income (loss) and U.S. GAAP diluted earnings per share.

We believe that gains and losses on ship sales, impairment charges, gains and losses on debt extinguishments, restructuring costs, and other gains and losses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for these items to be excluded from our net income (loss) and earnings per share and, accordingly, we present adjusted net income (loss) and adjusted earnings per share excluding these items.

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

Liquidity, Financial Condition and Capital Resources

As of August 31, 2021, we had $7.8 billion of liquidity including cash and short-term investments. We have taken significant actions to preserve cash and obtain additional financing to increase our liquidity. In addition, we expect to continue to pursue additional refinancing opportunities to reduce interest expense and extend maturities. Since December 2020, we have completed the following:

Liquidity Actions:
•In December 2020, we borrowed $1.5 billion under export credit facilities due in semi-annual installments through 2033.
•In February 2021, we issued an aggregate principal amount of $3.5 billion senior unsecured notes that mature on March 1, 2027. The 2027 Senior Unsecured Notes bear interest at a rate of 5.8% per year.
•In February 2021, we completed a public offering of 40.5 million shares of Carnival Corporation’s common stock at a price per share of $25.10, resulting in net proceeds of $996 million.
•In June 2021, we entered into an amendment to reprice our $2.8 billion 2025 Secured Term Loan (the “2025 Secured Term Loan”). The amended U.S. dollar tranche bears interest at a rate per annum equal to LIBOR (with a 0.75% floor) plus 3%. The amended euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 3.75%.
•In July 2021, we issued $2.4 billion aggregate principal amount of 4% first-priority senior secured notes due in 2028 (the “2028 Senior Secured Notes”). We used the net proceeds from the issuance to purchase $2.0 billion aggregate principal amount of the 2023 Senior Secured Notes. The 2028 Senior Secured Notes mature on August 1, 2028.
•In July 2021, we borrowed $544 million under an export credit facility due in semi-annual installments through 2033.
•We amended substantially all of our drawn export credit facilities to defer approximately $1.0 billion of principal payments that would otherwise have been due over a one year period commencing April 1, 2021 until March 31, 2022, with repayments to be made over the following five years. Of these amendments, the deferral of an aggregate principal amount of $0.7 billion became effective as of August 31, 2021, and an aggregate principal amount of $0.3 billion became effective after August 31, 2021.

Covenant Updates:
•As of September 14, 2021, we have entered into amendments aligning the financial covenants of substantially all our drawn export credit facilities, with the exception of $0.4 billion, with our other facilities. Refer to Note 3 - "Debt" of the consolidated financial statements for additional details.

Certain of our debt instruments contain provisions that may limit our ability to incur or guarantee additional indebtedness.

As we continue our return to service, we expect to continue incurring incremental restart related spend including the cost of returning ships to guest cruise operations, returning crew members to our ships and maintaining enhanced health and safety protocols. We expect our monthly average cash burn rate for the fourth quarter to be higher than the prior quarters of 2021, due to the timing of incremental restart expenditures. Our monthly average cash burn rate includes revenues earned on voyages, ongoing ship operating and administrative expenses, restart spend, working capital changes (excluding changes in customer deposits), interest expense and capital expenditures (net of export credit facilities), and excludes scheduled debt maturities as well as other cash collateral to be provided.

We had a working capital deficit of $0.6 billion as of August 31, 2021 compared to working capital of $1.9 billion as of November 30, 2020. The decrease in working capital was driven by a decrease in cash and short-term investments. Historically, during our normal operations, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $2.7 billion and $1.9 billion of customer deposits as of August 31, 2021 and November 30, 2020, respectively. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs only to the extent we have received cash from guests with bookings on cancelled sailings. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low-

level of accounts receivable and limited investment in inventories. We expect that we will have working capital deficits in the future once we return to normal guest cruise operations.

Refer to Note 1 - “General, Liquidity and Management's Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $3.7 billion of net cash flows in operating activities during the nine months ended August 31, 2021, a decrease of $0.9 billion, compared to $4.6 billion of net cash used for the same period in 2020.

Investing Activities
During the nine months ended August 31, 2021, net cash used in investing activities was $3.5 billion. This was driven by the following:
•Capital expenditures of $2.8 billion for our ongoing new shipbuilding program
•Capital expenditures of $332 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $351 million
•Purchases of short-term investments of $2.7 billion
•Proceeds from maturity of short-term investments of $2.0 billion

During the nine months ended August 31, 2020, net cash used in investing activities was $1.5 billion. This was driven by the following:
•Capital expenditures of $1.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $855 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $271 million
•Proceeds of $220 million from the settlement of outstanding derivatives
Financing Activities
During the nine months ended August 31, 2021, net cash provided by financing activities of $4.9 billion was caused by the following:
•Issuances of $7.9 billion of long-term debt, including net proceeds of $3.4 billion from the issuance of the 2027 Senior Unsecured Notes, net proceeds of $2.4 billion from the issuance of the 2028 Senior Secured Notes, and net proceeds of $2.1 billion borrowed under export credit facilities to fund ship deliveries
•Repayments of $3.5 billion of long-term debt, including $2.0 billion repurchase of the 2023 Senior Secured Notes
•Premium payments of $286 million related to the repurchase of the 2023 Senior Secured Notes
•Net proceeds of $1.0 billion from Carnival Corporation common stock
•Purchases of $94 million of Carnival plc ordinary shares and issuances of $105 million of Carnival Corporation common stock under our Stock Swap Program
•Payments of $233 million related to debt issuance costs

During the nine months ended August 31, 2020, net cash provided by financing activities of $13.7 billion was caused by the following:
•Net proceeds from short-term borrowings of $3.1 billion in connection with our availability of, and needs for, cash at various times throughout the period, including proceeds of $3.0 billion from the Revolving Facility
•Repayments of $896 million of long-term debt, including the $222 million that was cash settled to repurchase a portion of the Convertible Notes
•Issuances of $11.5 billion of long-term debt, including net proceeds of $3.9 billion from the issuance of the 2023 Senior Secured Notes, net proceeds of $2.6 billion from the issuance of the 2025 Secured Term Loan, net proceeds of $2.0 billion from the issuance of Convertible Notes, net proceeds of $1.2 billion from the issuance of the 2026 Senior Secured Notes and net proceeds of $0.9 billion from the issuance of the 2027 Senior Secured Notes.
•Payments of cash dividends of $689 million
•Purchases of $12 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program
•Net proceeds of $556 million from our public offering of Carnival Corporation common stock

•Net proceeds of $222 million from a registered direct offering of Carnival Corporation common stock used to repurchase a portion of the Convertible Notes

Funding Sources

As of August 31, 2021, we had $7.8 billion of liquidity including cash and short-term investments. In addition, we had $5.8 billion of export credit facilities to fund ship deliveries planned through 2024.

(in billions)	2021	2022	2023	2024
Future export credit facilities at August 31, 2021 (a)	$—	$3.3	$1.9	$0.6

(a)Under the terms of these export credit facilities, we are required to comply with the Interest Coverage Covenant and the Debt to Capital Covenant, among others. We entered into supplemental agreements to waive compliance with the Interest Coverage Covenant and the Debt to Capital Covenant for our unfunded export credit facilities through August 31, 2022 or November 30, 2022, as applicable. We will be required to comply with such covenants beginning with the next testing date of November 30, 2022 or February 28, 2023, as applicable.

Many of our debt agreements contain various other financial covenants, including those described in Note 3 - “Debt” and in Note 5 - “Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At August 31, 2021, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

August 31, 2021
Fixed rate	49%
EUR fixed rate	14%
Floating rate	20%
EUR floating rate	16%
GBP floating rate	2%

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

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2021, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings. We are not aware of any environmental proceedings that exceed this threshold for the quarter ending August 31, 2021.

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

The COVID-19 global pandemic is having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. We have been, and will continue to be, negatively impacted by travel bans and advisories, and evolving, conflicting and complex restrictions, recommendations and regulations set by various governmental authorities. These restrictions, recommendations and regulations have and may continue to impact our ability to operate our business in an optimal manner.

As we continue our return to service, we expect to continue incurring incremental restart related spend including the cost of returning ships to guest cruise operations, returning crew members to our ships and maintaining enhanced health and safety protocols. The industry is subject to and may be further subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly, take a significant amount of time to implement across our global cruise operations, and may result in disruptions in guest cruise operations, incremental costs and loss of revenue.

We intend to continue to make vaccines available to all of our crew but there can be no assurances that we will be able to source sufficient vaccines for our global crew. In addition, although vaccines have proven to be effective in mitigating the risks of continued spread of COVID-19, there is no guarantee that the vaccines will continue to be effective against future variants.

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

We cannot predict the timing of our complete return to service at historical occupancy and pricing levels and when various ports will reopen to our ships. If our gradual resumption of guest cruise operations is delayed or there are future pauses or disruptions in the resumption of guest cruise operations, it could further negatively impact our liquidity. As our business is seasonal, the impact of such a delay or future pause in the resumption of guest cruise operations will be heightened if such delay or future pause occurs during the Northern Hemisphere summer months. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may be impacted for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

We have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and cash flows (including as required for cash refunds of deposits) as a result of the gradual resumptions in our guest cruise operations and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. In addition, our ability to re-hire crew may be negatively impacted as some have obtained alternative employment during the pause.

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The effects of COVID-19 have caused a global recession, which could have a further adverse impact on our financial condition and operations. In past recessions, demand for our cruise vacations has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. As a result of the impact of COVID-19, we continue to expect lower occupancy levels during our resumption of guest cruise operations and cannot predict when we will be able to achieve historical occupancy levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

I.Stock Swap Program

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”). Under the Stock Swap Program, we may elect to offer and sell shares of Carnival Corporation common stock at prevailing market prices in ordinary brokers' transactions and repurchase an equivalent number of Carnival plc ordinary shares in the UK market.

Under the Stock Swap Program effective June 2021, the Board of Directors authorized the sale of up to $500 million shares of Carnival Corporation common stock in the U.S. market and the repurchase of an equivalent number of Carnival plc ordinary shares.

We may in the future implement a program to allow us to obtain a net cash benefit when Carnival plc ordinary shares are trading at a premium to the price of Carnival Corporation common stock.

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1993, as amended. During the three months ended August 31, 2021, under the Stock Swap Program, we sold 4.6 million shares of Carnival Corporation's common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $10 million, which were used for general corporate purposes.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program (in millions)
June 1, 2021 through June 30, 2021	0.4	$22.88	18.0
July 1, 2021 through July 31, 2021	2.4	$20.58	15.7
August 1, 2021 through August 31, 2021	1.9	$20.58	13.8
Total	4.6	$20.76

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material Contracts
10.1	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2021, among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders	8-K	10.1	6/30/2021
10.2	Second Supplemental Indenture, dated as of July 16, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee and security agent, relating to the 11.500% First-Priority Senior Secured Notes due 2023	8-K	4.1	7/19/2021
10.3
Indenture dated as of July 26, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 4.00% First-Priority Senior Secured Notes due 2028
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, as filed with the Securities and Exchange Commission on September 30, 2021, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2021 and 2020;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2021 and 2020;				X
	(iii) the Consolidated Balance Sheets at August 31, 2021 and November 30, 2020;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2021 and 2020;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2021 and 2020;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, as filed with the Securities and Exchange Commission on September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: September 30, 2021		Date: September 30, 2021