Form 10-K
period 2021-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2022-01-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021 or

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
Commission file number: 001-15136

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $25.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 13, 2022, Carnival Corporation had outstanding 986,363,933 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $4.6 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 13, 2022, Carnival plc had outstanding 185,007,921 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 986,363,933 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2021 Annual Report and 2022 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

1

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2021

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2021 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2021 Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information, Holders and Performance Graph.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2022 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

II.    Recent Developments

Resumption of Guest Cruise Operations

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of January 13, 2022, eight of our nine brands, or 67% of capacity, had resumed guest cruise operations as part of our gradual return to service. We expect to have our full fleet back in operation for our summer season where we historically generate the largest share of our operating income. Since the beginning of our fiscal year, we have experienced an impact on bookings for our near-term sailings, including higher cancellations resulting from an increase in pre-travel positive test results and challenges in the availability of timely pre-travel tests. In addition, in the last few weeks we have seen a dampening of the booking activity for the second half of 2022 relative to 2019. Despite the disruption caused by Omicron to the airlines and other forms of travel, we expect to be able to successfully operate over 96% of our previously disclosed available lower berth days (“ALBD’s”) in the first quarter of 2022.

We have worked closely with health and medical experts globally and nationally, as well as with authorities in destination countries, to put in place comprehensive health and safety protocols for protection against and mitigation of
COVID-19 across the entire cruise experience for all of our nine brands. This includes cross-industry learnings and best practices based on the proven health and safety record of industry-wide sailings, and input from top scientists and public health, epidemiological and policy experts. Protocols have been and will continue to be updated based on evolving scientific and medical knowledge related to mitigation strategies. Details about enhanced protocols, including the latest information and requirements for each of our brands, is available on their websites.

Liquidity and Refinancing

We have taken actions to improve our liquidity, including completing various capital market transactions, capital and operating expense reductions during the pause in operations and accelerating the removal of certain less efficient ships from our fleet. As of November 30, 2021, we had $9.4 billion of liquidity including cash, short-term investments and borrowings available under our multi-currency revolving credit facility. Through our debt management efforts, we have refinanced over $9 billion to date, reducing our future annual interest expense by approximately $400 million per year and extending maturities, optimizing our debt maturity profile. In addition, we expect to continue to pursue additional refinancing opportunities to reduce interest expense and extend maturities.

Refer to Note 1 - “Liquidity and Management’s Plans”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates - Liquidity and COVID-19” and to “Liquidity, Financial Condition and Capital Resources” for additional discussion regarding our liquidity.

III. Vision, Goals and Related Strategies

At Carnival Corporation & plc, our highest responsibility and top priority is compliance, environmental protection and the health, safety and well-being of our guests, the people in the communities we touch and serve, and our shipboard and shoreside employees. On this foundation, we aspire to deliver unmatched joyful vacations for our guests, always exceeding their expectations and in doing so driving outstanding shareholder value. We are committed to a positive and just corporate culture, based on inclusion and the power of diversity. We operate with integrity, trust and respect for each other -- communicating, coordinating and collaborating while seeking candor, openness and transparency at all times. And we aspire to be an exemplary corporate citizen, leaving the people and the places we touch even better.

Our vision is based on four key pillars that are all paramount to the success of our business:

•Compliance, health, environment, safety, security (“HESS”) and sustainability
•Guests
•Employees
•Investors and other stakeholders

Compliance, HESS and Sustainability

We are committed to operating a safe and reliable fleet and to protect the environment and the health, safety and well-being of our guests, the people in the communities we touch and our shipboard and shoreside employees. We are dedicated to fully complying with, or exceeding, all applicable legal and statutory requirements. We are also focused on enhancing our sustainable business model while reinforcing our commitment to and investment in sustainability solutions through our six critical sustainability focus areas - climate action; circular economy; good health and well-being; sustainable tourism; biodiversity and conservation; and diversity, equity and inclusion. In order to continue supporting our sustainability strategy across our brands and business partners, we have established new goals for 2030 and aspirations for 2050 which incorporate the six key focus areas and align with elements of the United Nation’s Sustainable Development Goals and build on the momentum of our successful achievement of our 2020 sustainability goals. A key focus of our sustainability efforts is climate action, which includes our commitment to reduce carbon emissions.

Guests

Our goal is to deliver unmatched joyful vacations for our guests by consistently exceeding their expectations while providing them with a wide variety of exceptional vacation experiences and attractive itineraries. We believe that our portfolio of brands is instrumental to this, alongside our continual focus on helping our guests choose the cruise brand that will best meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and providing unequaled service to our guests.

Employees

Our goal is to foster a positive and just corporate culture, based on inclusion and the power of diversity that supports the recruitment, development and retention of the finest employees. A team of highly motivated and engaged employees is key to delivering unmatched joyful vacations that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our officers, crew and shoreside personnel. We believe in building trust-based relationships and listening to and acting upon our employees’ perspectives and ideas and using employee feedback tools to monitor and improve our progress in this area. We are a diverse organization and value and support our talented and diverse employee base. We are committed to employing people from around the world and hiring individuals based on the quality of their experience, skills, education and character, without regard for their identification with any group or classification of people.

Investors and Other Stakeholders

We value the relationships we have with our investors and other stakeholders, including travel agents, trade associations, communities, regulatory bodies, media, creditors, insurers, shipbuilders, governments and suppliers. Strong relationships with our travel agent partners are especially vital to our success. We believe that engaging stakeholders in a mutually beneficial manner is critical to our long-term success. As part of this effort, we believe we must continue to be an outstanding corporate citizen in the communities in which we operate. Our brands work to meet or exceed their economic, environmental, ethical and legal responsibilities.

B. Global Cruise Industry

I. Overview

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of January 13, 2022, eight of our nine brands, or 67% of capacity, had resumed guest cruise operations as part of our gradual return to service. We expect to have our full fleet back in operation for our summer season where we historically generate the largest share of our operating income.

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

II. Passenger Capacity by Ocean Going Vessels

	Passenger Capacity as of December 31 (a) (b)
Calendar Year	Global Cruise Industry (c)	Carnival Corporation & plc
2018	555,570	244,830
2019	589,820	254,010
2020	607,500	246,450
2021	636,270	253,950
2022	688,070	268,310
2023	726,940	277,010
2024	757,620	281,280

	Passenger Capacity Compound Annual Growth Rate (a)
Calendar Years	Global Cruise Industry (c)	Carnival Corporation & plc
2019 - 2021	4.6%	1.2%
2022 - 2024	6.0%	3.5%

(a)Includes ships which have resumed guest cruise operations and ships in pause status expected to return to guest cruise operations. 2022-2024 data is estimated based on announced newbuilds and ship retirements and does not include an estimate for unannounced ship retirements.
(b)In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(c)Global cruise industry data was obtained from Cruise Industry News.

C. Our Global Cruise Business

I. Segment Information

	Ships in Service or Expected to Return to Service as of November 30, 2021 (a)
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America and Australia (“NAA”) Segment
Carnival Cruise Line (b)	74,710	31%	25
Princess Cruises	42,610	18	14
Holland America Line	22,920	9	11
P&O Cruises (Australia)	7,230	3	3
Seabourn	2,570	1	5
	150,050	62	58

Europe and Asia (“EA”) Segment
Costa Cruises (“Costa”)	36,520	15	11
AIDA Cruises (“AIDA”)	30,770	13	13
P&O Cruises (UK)	19,020	8	6
Cunard	6,830	3	3
	93,130	38	33
	243,180	100%	91

(a)As of January 13, 2022, eight of our nine brands, or 67% of capacity, had resumed guest cruise operations as part of our gradual return to service.
(b)Includes Costa Magica, which we previously announced will be entering the Carnival Cruise Line fleet.

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

II. Passengers Carried

In 2021, we carried 1.2 million passengers, consisting of 0.7 million carried by our NAA segment and 0.5 million carried by our EA segment, which was lower than our historical levels as a result of the gradual resumption of guest cruise operations. In 2019, our most recent full year of guest cruise operations, our brands carried 12.9 million passengers, 8.6 million carried by our NAA segment and 4.2 million carried by our EA segment.

III. Ships Under Contract for Construction

As of November 30, 2021, we have a total of 11 cruise ships expected to be delivered through 2025. Our ship construction contracts are with Fincantieri and MARIOTTI in Italy, Meyer Werft in Germany and Meyer Turku in Finland.

	Expected Delivery Date	Passenger Capacity Lower Berth
Carnival Cruise Line
Carnival Celebration	November 2022	5,250
Carnival Jubilee	October 2023	5,440
Princess Cruises
Discovery Princess	January 2022	3,660
Newbuild (a)	January 2024	4,270
Newbuild (a)	July 2025	4,270
Seabourn
Seabourn Venture	March 2022	260
Seabourn Pursuit	February 2023	260
Costa
Costa Toscana	December 2021	5,330
AIDA
AIDAcosma	December 2021	5,440
P&O Cruises (UK)
Arvia	December 2022	5,190
Cunard
Newbuild	December 2023	3,000

(a)Ships are subject to financing

IV. Cruise Brands

Carnival Cruise Line is “The World’s Most Popular Cruise Line®” and has provided multi-generational family entertainment at exceptional value to its guests for nearly 50 years. Carnival Cruise Line creates an environment where guests can be their most playful selves on ships that are designed to inspire the experience of bringing people together, with limitless opportunities for guests to create their own fun.

For over 55 years, Princess has sailed the world bringing people closer together – by connecting guests to their loved ones, exciting cultures and new friends. The endless choices are enhanced by Princess MedallionClass experiences, which are enabled by a revolutionary wearable that supports a seamless, effortless, and personalized vacation, and are combined with our global destination expertise delivered through programs such as “North to Alaska”.

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

For over 180 years, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. While onboard, Cunard guests experience unique signature moments, from Cunard’s white gloved afternoon tea service to spectacular gala evening balls to its renowned Insights Speaker program. Guest expectations are exceeded through Cunard’s exemplary White Star Service®. From the moment a guest steps onboard, every detail of their voyage is curated to ensure they feel special and are inspired by unique events. Onboard Cunard, guests are free to do as much or as little as they please.

V. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2021	2019	Brands Mainly Serving
United States and Canada	660	7,170	Carnival Cruise Line, Princess Cruises, Holland America Line, Seabourn and Cunard
Continental Europe	390	2,590	Costa and AIDA
Asia	0	1,110	Princess Cruises and Costa
Australia and New Zealand	0	920	Carnival Cruise Line, Princess Cruises and P&O Cruises (Australia)
United Kingdom	170	780	P&O Cruises (UK) and Cunard
Other	10	300
Total	1,220	12,870

Due to the gradual resumption of guest cruise operations, data for 2021 is not representative of a typical full year of operations. Due to the impact of COVID-19 on the global cruise industry, data for 2020 is not meaningful and is not included in the table. We have provided 2019 data as we believe it is most representative of our future Principal Source Geographic Areas.

VI. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2021	2019
Caribbean	32%	32%
Europe without Mediterranean	23	14
Mediterranean	29	13
Australia and New Zealand	—	7
Alaska	4	6
China	—	4
Other	12	25
	100%	100%

Due to the gradual resumption of guest cruise operations, data for 2021 is not representative of a typical full year of operations. Due to the impact of COVID-19 on the global cruise industry, data for 2020 is not meaningful and is not included in the table. We have provided 2019 data as we believe it is most representative of our future Cruise Programs.

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

We offer value added packages to induce ticket sales to guests and groups and to encourage advance purchase of certain onboard items. These packages are bundled with cruise tickets and sold to guests for a single price rather than as a separate package and may include one or more of the following:

• Beverage packages	• Internet packages
• Shore excursions	• Photo packages
• Air packages	• Onboard spending credits
• Specialty restaurants	• Service charges

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. We have provided flexibility to guests with bookings on sailings cancelled due to the pause in guest cruise operations by allowing guests to receive enhanced future cruise credits (“FCC”) or to elect to receive refunds in cash.

VIII. Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. This historical trend was disrupted in 2020 by the pause and in 2021 by the gradual resumption of guest cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season. Since 2020, the Alaska cruise seasons have been adversely impacted by the continued effects of COVID-19.

IX. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2021, we earned 45% of our cruise revenues from onboard and other revenue goods and services. In 2019, our most recent full year of guest cruise operations, we earned 30% of our cruise revenues from onboard and other revenues.

• Beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

X. Marketing Activities

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

While we significantly reduced our marketing activities during 2020 and 2021 as a result of COVID-19, our brands historically have had comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities have generally been designed to reach a local region in the local language. Our marketing efforts historically have allowed us to attract new guests online by leveraging the reach and impact of digital marketing and social media. Over time, we have invested in new marketing technologies to deliver more engaging and personalized communications. This has helped us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services.

Substantially all of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

XI. Sales Channels

We sell our cruises through travel agents, tour operators, company vacation planners and our websites. Our individual cruise brands’ relationships with their travel agent partners are generally independent of each of our other brands. Our travel agents relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including discounts or complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services. In 2021, due to physical distancing requirements, we held a variety of virtual training and educational programs to continue to support and develop our travel agent partners.

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

    XII. Ethics and Compliance

We believe a clear and strong ethics and compliance culture is imperative for the future success of any corporation. Our compliance framework includes an Ethics and Compliance (“E&C”) governance function, as well as an ethics and compliance strategic plan. Our Chief Ethics and Compliance Officer, an executive officer and member of the executive leadership team, leads the effort to promote and monitor a strong ethics and compliance culture and further develop our E&C governance function throughout the company. This function involves monitoring compliance with health, environment, safety, security laws and other regulations, compliance risk management, improved compliance training programs for our employees, thorough investigations relating to health, environmental and safety incidents and efforts to strengthen our corporate culture. More specifically, the E&C governance function’s strategic plan sets out the following four goals:

•Align and build upon fundamental principles - strengthen culture to support ethics and compliance
•Be proactive and embrace a risk-based approach - develop a more strategic mindset
•Assemble the people, platform and processes - organize ethics and compliance leadership, governance, systems and access to data and procedures
•Listen and learn - promote open communications: speaking up, listening, learning and responding

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

In 2020, despite the challenges related to COVID-19, we prioritized various improvements to be made during the pause in guest cruise operations called the Pause Priorities Plan. Throughout 2020 and 2021, we continued to make various improvements throughout our business. These improvements included the following:

•In the environmental arena, we made progress on improving on and investing in food waste management; developing criteria used for bringing back qualified environmental and technical talent when we resumed guest cruise operations; launching our Fleet Environmental Officer Program to further support, train and coach our environmental officers; developing a new and improved virtual environmental training program for Environmental Officers; and improving our efforts to conduct due diligence on the waste vendors that we engage across the company.
•For health, safety and security, we have made substantial progress in developing new protocols, installation of filters and testing equipment, and new awareness training to respond to COVID-19 and to comply with governmental regulations.
•To strengthen our capabilities to conduct internal investigations of HESS incidents, we revised and improved our investigation procedures and developed new training on root cause analysis.
•To continue strengthening the corporate culture, we developed a Culture Action Plan, which consists of various activities undertaken since 2020, including efforts to highlight and incentivize key actions and behaviors, new trainings for managers and leaders, more frequent communications, revised performance evaluations and culture surveys to measure progress. More specifically, we implemented our Culture Essentials, which are the key actions and behaviors we are encouraging and reinforcing to further strengthen our culture.

XIII. Sustainability

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

We have established new goals for 2030 which incorporate six key focus areas listed below that align with elements of the United Nation’s Sustainable Development Goals and build on the momentum of our successful achievement of our 2020 sustainability goals. A key focus of our sustainability efforts is climate action which includes our commitment to reduce carbon emissions.

Climate Action 2030 Goals
•Achieve 40% carbon intensity reduction relative to our 2008 baseline measured in both grams of CO2e per ALB-km and grams of CO2e per ALBD

•Having peaked our absolute carbon emissions in 2011, we plan to continue to reduce emissions over time, and identify a pathway to decarbonization
•Reduce absolute particulate matter air emissions by 50% relative to our 2015 baseline
•Increase fleet shore power connection capability to 60% of the fleet
•Expand liquefied natural gas (“LNG”) program
•Optimize the reach and performance of our Advanced Air Quality System program
•Expand battery, fuel cell and biofuel capabilities
•Reduce supply chain emissions associated with food procurement and waste management
•Identify carbon offset options only when energy efficiency options have been exhausted

Circular Economy 2030 Goals
•Achieved more than 50% reduction in single-use plastic items in 2021 relative to our 2018 baseline based on ships that have restarted during our gradual resumption of guest cruise operations
•Achieve 50% reduction in single-use plastic items in 2022 relative to our 2018 baseline based on full fleet operations
•Achieve 30% unit food waste reduction by 2022 and 50% by 2030 relative to our 2019 baseline
•Increase Advanced Waste Water Treatment System coverage to more than 75% of our fleet capacity
•Send a larger percentage of waste to waste-to-energy facilities where practical
•Partner with primary vendors to reduce upstream packaging volumes

Good Health and Well-Being 2030 Goals
•Committed to continued job creation
•Implement global well-being standards by 2023
•Reduce the number of guest and crew work-related injuries
•Establish measurable Company Culture metrics and set annual improvement targets

Sustainable Tourism 2030 Goals
•Establish partnerships with destinations focused on sustainable economic development, preservation of local traditions and capacity management
•Continue to support disaster resilience, relief and recovery efforts
•Build stronger community relationships in our employment bases and destinations via employee volunteering programs

Biodiversity and Conservation 2030 Goals
•Support biodiversity and conservation initiatives through select nongovernmental organization partnerships
•Conduct audits and monitor animal encounter excursions regularly

Diversity, Equity and Inclusion 2030 Goals
•Ensure our overall shoreside employee base reflects the diversity of the world by 2030
•Expand shipboard and shoreside diversity, equity and inclusion across all ranks and departments by 2030

Since the pause in guest cruise operations, we have accelerated our capacity optimization strategy, which includes the removal of less efficient ships from our fleet. This strategy, together with our ongoing ship newbuild program, which includes the delivery of more efficient ships and the natural retirement of less efficient ships, has been and will continue to be a factor in our expected ability to achieve our 2030 carbon intensity reduction goal. Furthermore, we have invested over $350 million in energy efficiency improvements in our existing fleet since 2016 and expect to continue to make similar investments as part of our plan to achieve our 2030 sustainability goals.

As part of our plan for carbon footprint reduction, we lead the cruise industry’s use of LNG powered cruise ships with a total of 11 next-generation cruise ships that are expected to join the fleet through 2025, including four ships already in operation as of November 30, 2021. In total, these ships are expected to represent 20% of our total future capacity. LNG vessels generate up to 20% less carbon emissions than traditionally powered ships, while almost eliminating sulfur oxides, reducing nitrogen oxides by 85% and particulate matter by 95%-100%. While fossil fuels are currently the only viable option for our industry, we are closely monitoring technology developments and partnering with key organizations on research and development to support our carbon emission reduction goals. For example, we are partnering to evaluate and pilot maritime scale battery technology and methanol powered fuel cells and working with classification societies and other stakeholders to assess lower carbon fuel options for cruise ships including hydrogen, methanol, eLNG, and biofuels. We also pioneered the use of Advanced Air Quality Systems on board our ships to aid in the reduction of sulfur emissions and are promoting the use of shore power, enabling ships to use shoreside electric power where available while in port. We do not expect the incremental efforts to meet our 2030 sustainability goals to have a material impact on our financial statements.

In addition to the 2030 sustainability goals, we have announced our 2050 aspirations. We are committed to continuing our reduction of carbon emissions and have aspirations to achieve net carbon-neutral ship operations by 2050, well ahead of current IMO targets, while minimizing the use of carbon offsets. To achieve this aspiration, we are partnering with key organizations to help identify and scale new technologies not yet ready for the cruise industry. We believe our scale will support our effort to lead the industry in climate action.

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which are not incorporated in this document but can be viewed at www.carnivalcorp.com, www.carnivalplc.com and www.carnivalsustainability.com, were developed in accordance with the Global Reporting Initiative (“GRI”) Standards, the global standard for sustainability reporting. For the first time, within our separate sustainability report, we have voluntarily incorporated disclosures in accordance with the Sustainability Accounting Standards Board (“SASB”) framework and reported our progress consistent with the Task Force on Climate-Related Financial Disclosures (“TCFD”) guidance. We have been publishing Sustainability Reports since 2011.

    XIV. Human Capital Management and Employees

Our shipboard and shoreside employees are sourced from well over 100 countries. In connection with our gradual resumption of guest cruise operations in 2021, we increased the number of employees onboard certain of our ships from the reduced levels during the pause in guest cruise operations. In 2021, we had an average of 30,000 employees onboard our ships, excluding employees on leave. Our shoreside operations had an annual average of 9,000 full-time and 1,000 part-time/seasonal employees. As a result of the reduction in our shoreside workforce during the early part of our pause in guest cruise operations to preserve cash, we require additional personnel to support the return of our full fleet to guest cruise operations. During 2021, we opened a significant number of shoreside positions, many of which remained open as of November 30, 2021 due to an increasingly competitive labor market. In 2019, our most recent full year of guest cruise operations, we had an average of 92,000 employees on our ships, excluding employees on leave and our shoreside operations had an annual average of 12,000 full-time and 2,000 part-time/seasonal employees. Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 58% and 28%, respectively. We consider our employee and union relationships to be strong.

A team of highly motivated and engaged employees is key to delivering unmatched joyful vacations that exceed our guests’ expectations. To facilitate the recruitment, development and retention of our valuable team members, we strive to make Carnival Corporation & plc a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

a.Talent Development

We believe in the investment in our team members through the training and development of both shoreside and shipboard employees. During the pause in guest cruise operations, our training teams have made significant progress in delivering virtual training to augment the normal training historically completed in-person. We anticipate that as we continue to transition to full guest cruise operations that we will continue to leverage a combination of virtual and in-person training to ensure that our teams are well-prepared to carry out their individual and collective responsibilities.

For our shipboard employees, our goal is to be a leader in delivering high quality professional maritime training, as evidenced by the Arison Maritime Center. The Center is home to the Center for Simulator Maritime Training (“CSMART”). The leading-edge CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available, with the capacity to provide annual professional training for all our bridge, engineering and environmental officers. CSMART participants receive a maritime training experience that fosters advanced knowledge and skills development, critical thinking and problem solving; all in a professional learning environment where our corporate culture is reinforced. CSMART also offers training related to LNG technology as well as an environmental officer training program and additional environmental courses for bridge and engineering officers to further enhance our training on environmental awareness and protection.

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

XV. Supply Chain

We incur expenses for goods and services to deliver exceptional cruise experiences to our guests. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service, innovation and sustainability. We are focused on the creation of strategic partnerships and will streamline our supplier base where it is prudent and on a risk-based basis. Our largest capital investments are for the construction of new ships.

COVID-19 is continuing to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, placing purchase orders earlier, leveraging corporate contracts, utilizing short term contracts and leveraging our supplier relationships.

XVI.     Insurance

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

b.Protection and Indemnity (“P&I”) Coverages

Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims in connection with our cruise activities are covered by our P&I clubs, which are mutual indemnity associations owned by ship owners.

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

XVII. Governmental Regulations

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

Flag States: Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, the Netherlands, Panama and the UK, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern, among other things, health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

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

As members of the Cruise Lines International Association (“CLIA”), we helped to develop and have implemented policies that are intended to enhance shipboard safety and environmental protection throughout the cruise industry. In some cases this calls for implementing best practices, which are in excess of existing legal requirements. Further details on these and other policies, which are not incorporated into this document, can be found on www.cruising.org.

Our Boards of Directors have HESS Committees, which were comprised of six independent directors as of December 1, 2021. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

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

We have implemented and continue to develop policies and procedures that we believe enhance our commitment to the safety of our guests and crew. These initiatives include the following:

•Training of our bridge, engineering and environmental officers in maritime related best practices facilitated by our CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands

•Further standardization of our detailed bridge and engine resource management procedures on our ships
•Expansion of our existing oversight function to monitor and assist operations through state of the art fleet operations centers in Miami and Hamburg
•Identifying and promoting the use of international standards and best-practice policies and procedures in health, environmental, safety and security disciplines across the organization including on all our ships
•Further enhancement of our processes for auditing our HESS performance throughout our operations

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

4. Maritime Environmental Regulations

We are subject to numerous international, multi-national, national, state and local environmental laws, regulations and treaties that govern air emissions, waste management, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints.

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

b. Sulfur Emissions

The IMO has adopted a global 0.5% sulfur cap for marine fuel which began in January 2020. The EU Parliament and Council has also adopted 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include the installation of Advanced Air Quality Systems, or the use of low sulfur or alternative fuels.

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

c. Other Ship Emission Abatement Methods

In the long-term, the cost impacts of meeting progressively lower sulfur fuel requirements may be further mitigated by the future developments of, and investments in, improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. Our ongoing efforts to reduce unit fuel consumption include a focus on itinerary planning and voyage optimization, investment in various energy-efficiency upgrades (including enhancements to vessel air conditioning systems, lighting, waste heat recovery, engine performance improvements and hydrodynamic upgrades), enhanced training and energy awareness for our shipboard teams, collaborative energy-savings groups across operating lines and a shift towards better informed data-driven energy related decisions.

As part of our emission abatement program, we have continued our work with several local port authorities to utilize cruise ship shore power connections and have equipped 42 of our ships with the ability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, resulting in reduced ship air emissions.

Similarly, in an effort to extend our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of lower carbon fuels, in particular LNG. AIDAnova, the first cruise ship in the world with the ability to use LNG to generate 100 percent of its power both in port and on the open sea, entered the fleet in December 2018, followed by three additional LNG ships, Costa Smeralda, Iona and Mardi Gras. As of November 30, 2021, we also had seven additional LNG cruise ships on order, including Costa Toscana and AIDAcosma, which entered the fleet in December 2021 and Carnival Celebration, entering the fleet in November 2022. These ships generate up to 20% less carbon emissions than traditionally powered ships and we believe, on balance, may help to reduce our impact on the environment. While fossil fuels are currently the only viable option for our industry, we are closely monitoring technology developments and partnering with key organizations on research and development to support our carbon emission reduction goals.

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

In 2016, the IMO approved the implementation of a mandatory data collection system (“DCS”) for fuel oil consumption. The DCS requires ships of 5,000 gross tons and above to provide fuel oil consumption data to their respective Flag State at the end of each calendar year, beginning in 2019. Flag States validate the data and transfer it to an IMO database. The IMO will produce a summary annual report with anonymous data. In 2018, the IMO also set aspirations to achieve several shipping industry GHG emission reduction goals with 2030 and 2050 target dates. In November 2020, the IMO’s Marine Environment Protection Committee approved further MARPOL changes in support of its GHG emission reduction goals, which are expected to enter into force on January 1, 2023 and include annual ship-level unit emissions performance improvement expectations that could negatively impact our itinerary flexibility and marketability. In addition, the IMO is currently considering various other proposals which aim to reduce GHG emissions within the global shipping industry. These proposals include a range of measures including possible fuel standards and market-based measures, such as carbon taxes, that, if enacted, could result in reduced revenue or increased compliance related costs which may individually and collectively have a material impact on our profitability. The exact impact is uncertain as the proposals have not yet been finalized and enacted.

e. Ballast Water

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

The EU has a series of significant carbon reforms as a part of its Fit for 55 package to meet its 2030 emissions reduction goal. The main instruments for reducing emissions are the Emissions Trading System (“ETS”), Energy Taxation Directive (“ETD”) and the newly proposed FuelEU Maritime initiative.

The ETS regulates carbon emissions through a “cap and trade” principle, where a cap is set on the total amount of certain greenhouse gases that can be emitted. The proposed updates to the ETS could lead to carbon allowances being introduced in the maritime sector.

The ETD is a framework for the taxation of energy products and sets minimum rates of excise duty to encourage a low-carbon economy. Proposed amendments to the ETD will introduce new tax rates based on the energy content and environmental impact rather than volume. These amendments will also widen the directive to include maritime fuels, which were previously exempt.

The recently proposed FuelEU Maritime initiative is a long-term framework to reduce maritime emissions by increasing the use of sustainable alternative fuels and for the cruise industry the use of shore power. The proposal also requires compliance with the maximum limits of GHG intensity of energy used on board. The stringency of these limits increase over time and there are financial penalties for non-compliance.

If enacted, the Fit for 55 regulations may individually and collectively result in increased costs and have a material impact on our profitability beginning in 2023.The exact impact is uncertain as the proposals have not yet been finalized and enacted.

Compliance with such regulations and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change.

5. Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the Centers for Disease Control and Prevention (“CDC”) in the U.S. and the SHIPSAN Project in the EU as well as CLIA’s Public Health and Medical Policy, to ensure that development of these programs leads to enhanced health and hygiene onboard our ships. Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant ship renovations. During the COVID-19 pandemic, the cruise industry has been subject to various enhanced regulations from the various regulatory bodies of worldwide health authorities resulting in the issuance of prescriptive protocols we are required to comply with to operate. We continue to work closely with governments and health authorities around the world to ensure that our health and safety protocols comply with the requirements of each location. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

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

b. Other Governmental Regulations

In most countries where we source the majority of our guests, we are required to establish financial responsibility, such as obtaining a guarantee from stable financial institutions and insurance companies, to satisfy liability in cases of our non-performance of obligations to our guests. The amount of financial responsibility varies by jurisdiction based on the amount mandated by the applicable local regulatory agency or association.

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

XVIII.     Taxation

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

3.U.S. State Income Tax

Carnival Corporation, Carnival plc and certain subsidiaries are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their subsidiaries.

b.UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter UK tonnage tax under a rolling ten-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2021 and 2020.

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

XIX. Trademarks and Other Intellectual Property

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

XX. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on 2021 Cruise Industry News statistics, as of December 31, 2021, we, along with our principal cruise competitors Royal Caribbean Group, Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, represented approximately 80% of the cruise industry capacity, including ships operating with guests onboard and ships in pause status expected to return to guest cruise operations.

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

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from Cruise Industry News, and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. Cruise Industry News is a for profit magazine company that covers all aspects of cruise operations. Their magazines and annual report cover all cruise lines and shipyards and report on all aspects of cruise operations including relevant issues, financial results, ship building, ship reviews, etc. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

The events and consequences discussed in these risk factors could have a material adverse effect on the Company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the Company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present material risks to its operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

The ordering and lettering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood.

COVID-19 and Liquidity/Debt Related Risk Factors

a. COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations. The current, and uncertain future, impact of COVID-19, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, reputation, litigation, cash flows, liquidity, and stock price.

The COVID-19 global pandemic is having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. We have been, and will continue to be, negatively impacted by travel advisories and evolving, conflicting and complex restrictions, recommendations and regulations set by various governmental authorities. These restrictions, recommendations and regulations have and may continue to impact our ability to operate our business in an optimal manner.

As we continue our gradual return to service, we expect to continue incurring incremental restart-related spend, including the cost of returning ships to guest cruise operations and returning crew members to our ships as well as the incremental costs of maintaining enhanced health and safety protocols. The industry is subject to and may be further subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly, take a significant amount of time to implement across our global cruise operations and may result in disruptions in guest cruise operations, incremental costs and loss of revenue.

We intend to continue to make vaccines available to all of our shipboard employees, but there can be no assurances that we will be able to source sufficient vaccines for our global crew. In addition, although vaccines have proven to be effective in mitigating the risks of COVID-19, there is no guarantee that the vaccines will continue to be effective against future variants.

Due to COVID-19, we, as well as our industry, have been the subject of negative publicity, which could have a long-term impact on the appeal of our brands, which would diminish demand for vacations on our vessels. We cannot predict how long the negative impact of media attention on our brands or our industry will last, or the level of investment that will be required to address the concerns of potential travelers through marketing and pricing actions.

We have received, and may continue to receive, lawsuits, other governmental investigations and other actions stemming from COVID-19. We cannot predict the quantum or outcome of any such proceedings, some of which could result in the imposition of civil and criminal penalties in the future, and the impact that they will have on our financial results, but any such impact may be material.

In connection with our capacity optimization strategy, we have and may continue to accelerate the removal of ships from our fleet. Some agreements for the disposal of vessels have been for recycling. When we choose to dispose of a ship, there can be no assurance that there will be a viable buyer to purchase it at a price that exceeds our net book value, which could result in ship impairment charges and losses on ship disposals.

We cannot predict the timing of our complete return to service at historical occupancy levels and when certain ports will reopen to our ships. If our gradual resumption of guest cruise operations is delayed or there are future pauses or additional disruptions in the resumption of guest cruise operations, it could further negatively impact our liquidity. As our business is seasonal, the impact of such a delay or future pause in the resumption of guest cruise operations will be heightened if such delay or future pause occurs during the Northern Hemisphere summer months. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may continue to be impacted and we cannot predict if and when each brand will return to pre-outbreak demand, occupancy or pricing. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

We have never previously experienced a complete cessation and subsequent gradual resumption of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impacts on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and cash flows (including as required for cash refunds of deposits) and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. As a result of the impact of COVID-19, we expect lower occupancy levels during our resumption of guest cruise operations and cannot predict when we will be able to achieve historical occupancy levels. Moreover, our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depend, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. In addition, our ability to re-hire crew may be negatively impacted as some have obtained alternative employment during the pause in guest cruise operations.

The extent of the effects of COVID-19 on our business and the cruising industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and continued severity and the length of time it takes for operating conditions to return the company to profitability. To the extent COVID-19 continues to adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening many other risks.

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

We may incur additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt currently is, and may in the future be, secured. The instruments governing our existing indebtedness do not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. If new debt is added to our existing debt levels, our business could be adversely affected, which may prevent us from fulfilling our obligations with respect to our debt.

d. We are subject to maintenance covenants, as well as restrictive debt covenants, that may limit our ability to finance future operations and capital needs and pursue business opportunities and activities. We are also subject to financial covenants that could lead to an acceleration of the indebtedness of our debt facilities if we fail to comply. If we fail to comply with any of these covenants, it could have a material adverse effect on our business.

Certain of our debt instruments limit our flexibility in operating our business. For example, some of our debt instruments limit the ability of Carnival Corporation, Carnival plc and certain of their respective subsidiaries to, among other things:

•incur or guarantee additional indebtedness;
•pay dividends or distributions on or redeem or repurchase capital stock and make other restricted payments;
•make certain investments;
•consummate certain asset sales;
•engage in certain transactions with affiliates;
•grant or assume certain liens; and
•consolidate, merge or transfer all or substantially all of our assets.

All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot provide assurance that the operating and financial restrictions and covenants in certain of our debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms.

In addition, many of our debt agreements contain one or more financial covenants that require us to maintain a minimum liquidity, interest coverage, and shareholders’ equity and/or limit our debt to capital percentage. Our ability to comply with our debt covenants, including the financial maintenance covenants described above, and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions, such as the continued resumption of our guest cruise operations and our ability to issue additional equity. If we breach any of these covenants or restrictions, we could be in default under the terms of certain of our debt facilities and the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable (or cancel any unfunded commitments, if applicable) and proceed against any collateral, if any, securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay our debt in full. Borrowings under other debt instruments that contain cross-default provisions may also be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay our indebtedness then outstanding in full.

At November 30, 2021, we were in compliance with the applicable covenants under our debt agreements, however, we cannot provide assurance that we will be able to maintain compliance for such debt facilities as of future testing dates. As a result, the failure to comply with the financial covenants of our debt facilities would have a material adverse effect as described above.

e. We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to “Liquidity, Financial Condition and Capital Resources”.

f. Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

In addition, in July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. While we continue to monitor market developments to assess replacement rate options, the consequences of these developments with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.

g. The covenants in certain of our debt facilities may require us to secure those facilities in the future.

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

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks and other general concerns. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

b. Incidents concerning our ships, guests or the cruise vacation industry have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea, while in port or on land which may cause guest and crew discomfort, injury, or death. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in outbreaks, accidents and other incidents in the past and we may experience similar or other incidents in the future. Our ability to attract and retain guests, our ability to hire and the amounts we must pay our crew depend, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as the cruising industry and our ships specifically. In addition, these and any other events which impact the travel industry more generally may negatively impact our guests’ or crew’s ability or desire to travel to or from our ships and/or interrupt the supply of critical goods and services.

c. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, depending on the itineraries of our ships and the ports and countries visited. Implementing these and any subsequent requirements may be costly and take time to implement across our global cruise operations. In addition, the accelerating pace of regulatory changes may affect our ability to comply. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined or otherwise sanctioned by regulators. In addition, there is increased global focus on climate change, which may lead to additional regulatory requirements. Refer to Operating Risk Factor d. below for additional discussion on climate change regulation risks. We are subject to a court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, which is operative until April 2022 and subjects our operations to additional review and other obligations. Failure to comply with the requirements of this environmental compliance plan or other special conditions of probation could result in fines, which the court has imposed in the past, and restrictions on our operations.

We are subject to laws and requirements related to the treatment and protection of personal, sensitive and/or other regulated data in the jurisdictions where we operate. Various governments, agencies and regulatory organizations have enacted or are considering new rules and regulations and we expect to continue to incur costs to comply with these rules and regulations. In the course of doing business, we collect guest, employee, company and other third-party data, including personally identifiable information and other sensitive data. We have incurred legal and other costs in connection with cyber incidents relating to such sensitive data. Refer to Operating Risk Factor f. below for additional discussion of data security risks.

Our operations subject us to potential liability under anti-corruption laws and regulations. We may also be affected by economic sanctions, trade protection laws, policies and other regulatory requirements affecting trade and investment.

We are subject to compliance with tax laws, regulations and treaties in the jurisdictions in which we are incorporated or operate. These tax laws, regulations and treaties are subject to change at any time, which may result in substantially higher tax expense. For example, the Organization for Economic Co-operation and Development (“OECD”) has proposed a multi-jurisdictional inclusive framework to address base erosion and profit sharing that, if enacted by relevant jurisdictions, may result in increased tax expense.

d. Factors associated with climate change, including evolving and increasing regulations, increasing global concern about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business.

Growing concerns regarding climate change have resulted in increased global regulatory focus on greenhouse gas (“GHG”) and other emissions which may have material impacts on our business. For example, we may be impacted by the EU’s Fit for 55 package, which includes proposed updates to the ETS relating to the need to acquire carbon emission allowances, proposed reforms to the EU’s ETD, which imposes taxes on fuel purchased in the EU, as well as a new regulatory proposal, the FuelEU Maritime initiative, which sets out a long-term framework to reduce emissions by increasing the use of sustainable alternative fuels and shore power. In addition, the IMO is currently considering various other proposals which aim to reduce emissions within the global shipping industry. If enacted, these regulations and reforms may individually or collectively have a material impact on our operating costs and profitability. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted or their ultimate impact on our business. Climate change-related regulatory activity and developments that require us to reduce our emissions, which includes both the EU and IMO proposals discussed above, may adversely affect our business and financial results by requiring us to make capital investments in new equipment or technologies, pay for carbon emissions, purchase carbon offset credits, or otherwise incur additional costs or take additional actions related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs. Regulatory developments may also result in the inability to operate ships that do not meet certain standards, the acceleration of the removal of less fuel efficient ships from our fleet and impact the resale value of our ships in the future.

Growing recognition among consumers globally of the negative effects of climate change and the impact of GHG and other emissions may lead to material changes in consumer preferences. For instance, our guests may choose a vacation option that they perceive as operating in a manner that is more sustainable for the climate, seek alternative methods of travel, or reduce the amount and frequency of their travel. In addition, some environmental focused groups have and may continue to generate negative publicity regarding the environmental impact of the cruise vacation industry and are advocating for more stringent regulation of ship emissions while the ship is docked and at sea. Growing environmental scrutiny of our industry from the investment community, other stakeholders, and the media could impact how we are perceived which may have a material impact on our operations and financial results. Certain climate related actions and investments we make today may not lead us to our intended future emissions related goals or may not be favorably perceived in future years based on continuing evolving regulations and perceptions around effective emissions mitigation strategies and technologies.

Our cruise ships, hotels, land tours, port and related commercial facilities and shore excursions have been and may continue to be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. Climate change is expected to increase the frequency and intensity of certain adverse weather patterns, possibly making certain destinations less desirable or impacting our business in other ways. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other types of disruptions. The physical climate-related risks to our business include increased hurricane/typhoon intensity and frequency, increases in global temperatures and rising sea levels which may adversely impact our shoreside facilities, our investments in ports or the availability or desirability of ports and destinations in which we operate. These effects may also disrupt the supply of critical goods and services to our facilities and ships. Such activity could have a material impact on our business and profitability.

e. Inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them, may expose us to risks that may adversely impact our business.

We have developed and will continue to establish goals, targets, and other objectives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business. Our ability to achieve any stated goal, target, or objective, particularly with respect to environmental emissions, is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include the availability and costs of low- or non-carbon-based energy sources, evolving regulatory requirements affecting sustainability standards or disclosures, the availability of future financing and the availability of suppliers that can meet our sustainability standards.

Our business may face increased scrutiny from our guests, employees, investment community and destinations that we serve related to our sustainability activities, including the goals, targets, and objectives that we adopt, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet the expectations of our guests, employees, investors or other stakeholders, demand for cruising, our reputation, our ability to attract or retain employees, and our attractiveness as an investment could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives within the timelines we announce, or at all, could have the same negative impacts as well as expose us to government enforcement actions and private litigation.

f. Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.

We have and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems. Breach or circumvention of our systems or the systems of third parties, including by ransomware, through vulnerabilities in licensed software or hardware, or as a result of other attacks, results in disruptions to our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation and misuse or corruption of critical data and proprietary information, any of which could be material.

We have been subject to past attacks which resulted in unauthorized access to systems and/or data and continue to work with regulators regarding such incidents. We have incurred legal and other costs in connection with cyber incidents that have impacted us. While at this time we do not believe that these incidents will have a material adverse effect on our business, operations or financial results, no assurances can be given about past or future incidents, and we may be subject to future attacks or incidents and related litigation or regulatory investigations that could have such a material adverse effect.

Our principal offices, information technology operations, system networks and various remote work locations may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs and serve our guests, depends on the reliability of our information technology operations and system networks, as well as our ability to refine and update to more advanced systems and technologies.

g. The loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs could have an adverse effect on our business and results of operations.

Our success depends, in large part, on the skills and contributions of our employees, and on our ability to recruit, develop and retain high quality, diverse employees. We may not be successful in recruiting, developing or retaining key or other highly qualified employees. As a result of COVID-19, the reduction in our workforce during our pause in guest cruise operations, general macroeconomic factors and an increasingly competitive labor market, we are experiencing difficulty in hiring sufficient qualified employees to support our return to full operations. For example, there is particularly high competition for recruiting and retaining qualified employees needed to support our information technology systems and infrastructure which are critical to our successful operations.

In addition, we hire a significant number of qualified shipboard employees each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships, including COVID-19 outbreaks on our ships and increasing demand as a result of the industry’s projected growth could negatively impact our ability to recruit, develop and retain sufficient qualified shipboard employees. Our ability to re-hire crew may be negatively impacted by increasing demands related to our comprehensive health and safety protocols, including mask and vaccine requirements and by reduced labor supply as many have obtained alternative employment during the pause in guest cruise operations. For example, we are experiencing difficulty in hiring sufficient qualified shipboard medical employees to support our return to full operations.

A prolonged shortage of qualified shoreside and shipboard employees and/or increased turnover rates could decrease our ability to operate our business in an optimal manner. The shortage and competitive labor market is resulting in increased costs from the need to hire temporary personnel and we are often required to increase wages and/or benefits in order to attract and retain employees, all of which may negatively impact our results of operations. In connection with our gradual resumption of guest cruise operations we have and intend to continue hiring a significant number of qualified employees for the foreseeable future, and we expect to continue to face significant challenges in hiring such employees.

h. Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.

We may be impacted, and have been impacted in the past, by economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, which make it difficult to predict the future price and availability of fuel. The supply and availability of different fuel types in various markets in which we operate may result in increased volatility and could lead to increased fuel prices and reduced profitability. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, which could result from increases in the price of fuel, would increase our guests’ overall vacation costs as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark.

Many of our vessels have exhaust gas cleaning systems that allow them to operate on high sulfur fuel oil that is less expensive than low sulfur fuel; however, the significant drop in demand for higher sulfur fuel directly related to COVID-19 could make it more difficult to source going forward which may result in higher operating costs. As a result of changes in regulations, we consumed a larger percentage of low sulfur fuel in 2021, which will likely increase our fuel costs during our gradual resumption of guest cruise operations. Additionally, certain of our ships are designed to use LNG as their primary fuel source. At this time, the marine LNG distribution infrastructure is in the early stages of development with a limited number of suppliers. Refer to Operating Risk Factor d. for additional discussion on the impact of climate change and regulation changes on fuel costs.

i. We rely on supply chain vendors who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable to deliver on their commitments which could impact our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver quality goods at the location and time needed could negatively impact our ability to operate our business. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems. In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

j. Fluctuations in foreign currency exchange rates may adversely impact our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates will affect our financial results.

k. Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options.

We may be impacted by increases in capacity in the cruise and land-based vacation industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. We face competition from other cruise brands on the basis of overall experience, destinations, types and sizes of ships and cabins, travel agent preferences and value. We also compete with land-based vacation alternatives throughout the world on the basis of overall experience, destinations and value. In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism and in certain destinations, countermeasures to limit the number of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. Potential restrictions in ports and destinations could limit the itinerary and destination options we can offer our passengers going forward.

l. Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.
We may be impacted by unforeseen events, such as work stoppages, insolvencies, “force majeure” events or other financial difficulties experienced by shipyards, their subcontractors and our suppliers. This may result in less shipyard availability resulting in delays or preventing the delivery of our ships under construction and/or the completion of the repair, maintenance or refurbishment of our existing ships. This may lead to potential delays or cancellations of cruises. In addition, the prices of various commodities that are used in the construction of ships and for repair, maintenance and refurbishment of existing ships, such as steel, are subject to volatility.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, operations, outlooks, plans, goals, reputation, cash flows, liquidity and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “aspiration,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.

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
•Estimates of ship depreciable lives and residual values

Certain of the risks we are exposed to are identified in this Item 1A. “Risk Factors.” This item contains important cautionary statements and a discussion of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, COVID-19.

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

Forward-looking and other statements in this document may also address our sustainability progress, plans, and goals (including climate change- and environmental-related matters). In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2021, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/61	Own/Lease	Carnival Corporation & plc and Carnival Cruise Line
Genoa, Italy	246/66	Own/Lease	Costa and AIDA
Santa Clarita, CA, U.S.A.	311	Lease	Princess Cruises, Holland America Line and Seabourn
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	Costa and AIDA
Seattle, WA, U.S.A.	175	Lease	Princess Cruises, Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Hamburg, Germany	140	Lease	Costa and AIDA
Sydney, NSW, Australia	37	Lease	Princess Cruises and P&O Cruises (Australia)

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, private islands, hotels, and lodges.

Item 3.    Legal Proceedings.

The legal proceedings described in Note 7 – “Contingencies”, including those described under “COVID-19 Matters,” are shown in Exhibit 13 and are incorporated by reference into this Form 10-K. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

As previously disclosed, Princess Cruises entered into a plea agreement in December 2016 with the U.S. Department of Justice with respect to violations of federal laws related to illegal discharges of oily bilge water for incidents occurring in 2013 and prior, which resulted in a five-year term of probation that started in 2017 and the adoption of a court-supervised environmental compliance plan. On November 23, 2021, a petition for revocation of probation was filed by the U.S. Probation Officer, alleging a violation of probation. On January 7, 2022, the court approved a settlement pursuant to which Princess Cruises pled guilty to a violation of a condition of probation, agreed to take additional actions to enhance Carnival Corporation & plc’s environmental compliance program and pay a $1 million criminal penalty.

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

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Stock Swap Program

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”). Under the Stock Swap Program, we may elect to offer and sell shares of Carnival Corporation common stock at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of Carnival plc ordinary shares in the UK market.

Under the Stock Swap Program effective June 2021, the Boards of Directors authorized the sale of up to $500 million of shares of Carnival Corporation common stock in the U.S. market and the repurchase of an equivalent number of Carnival plc ordinary shares.

We may in the future implement a program to allow us to realize a net cash benefit when Carnival plc ordinary shares are trading at a premium to the price of Carnival Corporation common stock.

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended November 30, 2021, under the Stock Swap Program, we sold 4.3 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $9 million which were used for general corporate purposes. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 8.9 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $19 million.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased (in millions)
September 1, 2021 through September 30, 2021	—	$—	13.8
October 1, 2021 through October 31, 2021	2.5	$15.70	11.3
November 1, 2021 through November 30, 2021	1.9	$15.42	9.5
	4.3	$15.58

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

II. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Stock Swap Program require annual shareholder approval. The existing shareholder approval was limited to a maximum of 18.4 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2022 annual general meeting or October 19, 2022.

Item 6. Reserved.

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238), dated January 27, 2022, are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

A.    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2021, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2021 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2021 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers as of January 27, 2022. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Peter C. Anderson	58	2	Chief Ethics and Compliance Officer
Micky Arison	72	50	Chair of the Boards of Directors
David Bernstein	64	23	Chief Financial Officer and Chief Accounting Officer
Arnold W. Donald	67	21	President and Chief Executive Officer and Chief Climate Officer and Director
Enrique Miguez	57	24	General Counsel
Michael Thamm	58	28	Group Chief Executive Officer of Costa Group and Carnival Asia

(a)Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Peter C. Anderson has been Chief Ethics and Compliance Officer since 2019. From 2012 to 2019, he was a principal at the law firm of Beveridge & Diamond, PC.

Micky Arison has been Chair of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007 and Chief Accounting Officer since 2016.

Arnold W. Donald has been President and Chief Executive Officer since 2013. He has been Chief Climate Officer since January 2022 and a Director since 2001.

Enrique Miguez has been General Counsel since March 2021. He was Vice President and Deputy General Counsel from 2003 to March 2021.

Michael Thamm has been Group Chief Executive Officer of Costa Group since 2012 and of Carnival Asia since 2017.

Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer and Chief Climate Officer and senior financial officers, including the Chief Financial Officer and Chief Accounting Officer and other persons performing similar functions. Our Code of Business Conduct and Ethics applies to all our other employees and to our directors as well. Our Code of Business Conduct and Ethics states our commitment to conduct business ethically, without the influence of bribes or acts of corruption. We are committed to complying with the laws prohibiting bribery and other corrupt practices that apply everywhere we operate. Additionally, we provide trainings on anti-corruption laws and regulations and how to identify bribery to our employees. This Code of Business Conduct and Ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K regarding any amendments to, or waivers from, provisions of this Code of Business Conduct and Ethics by posting such information on our website, at the addresses specified above.

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2021 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2021 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

    I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2021.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	5.3	(a)	—	15.9	(b)
Equity compensation plans not approved by security holders	—		—	—
	5.3		—	15.9

(a)Represents 5.3 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan and Carnival Corporation 2020 Stock Plan.
(b)Includes Carnival Corporation common stock available for issuance as of November 30, 2021 as follows: 1.6 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 95,087 shares subject to purchase during the current purchase period and 14.4 million under the Carnival Corporation 2020 Stock Plan.

    II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2021.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	1.9	(a)	—	3.2
Equity compensation plans not approved by security holders	—		—	—
	1.9		—	3.2

(a)Represents 1.9 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2021 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2021 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 18, 2021 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.875% Senior Notes Due 2022.	10-K	4.14	1/28/20

4.14	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.3*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.4	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.5*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.6*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.7*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.8*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/9/19

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	4/9/19

10.11*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.5	4/9/19

10.12*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/24/19

10.13*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-Q	10.2	6/24/19

10.14*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/24/19

10.15*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.1	9/26/19

10.16*	Form of Management Incentive Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	4/1/20

10.17*	Form of Management Incentive Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/1/20

10.18*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/1/20

10.19*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	7/10/20

10.20*	Carnival Corporation 2020 Stock Plan.	10-Q	10.5	7/10/20

10.21***	Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank National Association, as security agent.	10-Q	10.6	7/10/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.22	Amendment No. 1, dated as of December 3, 2020 to Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank.	10-K	10.42	1/26/21

10.23	Indenture, dated as of April 6, 2020, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.7	7/10/20

10.24	First Supplemental Indenture dated as of June 30, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.9	7/10/20

10.25	Second Supplemental Indenture dated as of July 8, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.1	10/8/20

10.26***	Indenture dated as of July 20, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026.	10-Q	10.2	10/8/20

10.27	First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026.	10-K	10.49	1/26/21

10.28***	Indenture dated as of August 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-Q	10.3	10/8/20

10.29	First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-K	10.51	1/26/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.30	Indenture dated as of November 25, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 7.625% Senior Unsecured Notes due 2026 and the Euro-denominated 7.625% Senior Unsecured Notes due 2026.	10-K	10.52	1/26/21

10.31*	Form of Special Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.4	10/8/20

10.32*	Form of Special Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.5	10/8/20

10.33*	Form of Retention Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.6	10/8/20

10.34*	Form of Retention Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.7	10/8/20

10.35	Amendment Agreement dated December 31, 2020 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	8-K	10.1	1/6/21

10.36	Indenture dated as of February 16, 2021 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 5.75% Senior Unsecured Notes due 2027.	10-Q	10.1	4/7/21

10.37	Form of Executive Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/7/21

10.38	Form of Executive Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	4/7/21

10.39	Amendment of the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	6/28/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.40	Amendment Agreement dated May 11, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and further amended on December 31, 2020, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.2	6/28/21

10.41
Amendment Agreement dated September 30, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, as further amended on December 31, 2020 and May 11, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.
					X

10.42	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2021, among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.1	6/30/21

10.43	Indenture dated as of July 26, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 4.00% First-Priority Senior Secured Notes due 2028.	10-Q	10.3	9/30/21

10.44	Indenture dated as of November 2, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 6.000% Senior Unsecured Notes due 2029.	8-K	10.1	11/2/21

10.45
Amendment No. 3 to Term Loan Agreement, by and among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and the lenders party thereto, dated as of October 5, 2021.
					X

10.46
Incremental Assumption Agreement and Amendment No. 4 to Term Loan Agreement, by and among Carnival Corporation Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as incremental term lender, dated as of October 18, 2021.
					X

Annual report to security holders

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
13	Portions of the 2021 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Enrique Miguez authorizing such persons to sign this 2021 joint Annual Report on Form 10-K and any future amendments on their behalf.
X

Rule 13a-14(a)/15d-14(a) certifications

31.1
Certification of President and Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**
Certification of President and Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32.3**
Certification of President and Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2021, as filed with the SEC on January 27, 2022 formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2021, 2020 and 2019;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2021, 2020 and 2019;				X
	(iii) the Consolidated Balance Sheets at November 30, 2021 and 2020;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2021, 2020 and 2019;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2021, 2020 and 2019 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2021, as filed with the Securities and Exchange Commission on January 27, 2022, formatted in Inline XBRL (included as Exhibit 101)

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 27, 2022	January 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 27, 2022	January 27, 2022

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 27, 2022	January 27, 2022

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chair of the Board of	Chair of the Board of
Directors	Directors
January 27, 2022	January 27, 2022

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 27, 2022	January 27, 2022

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 27, 2022	January 27, 2022

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 27, 2022	January 27, 2022

/s/*Jeffrey J. Gearhart	/s/*Jeffrey J. Gearhart

Jeffrey J. Gearhart	Jeffrey J. Gearhart
Director	Director
January 27, 2022	January 27, 2022

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 27, 2022	January 27, 2022

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 27, 2022	January 27, 2022

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 27, 2022	January 27, 2022

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 27, 2022	January 27, 2022

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 27, 2022	January 27, 2022

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 27, 2022	January 27, 2022

*By: /s/ Enrique Miguez	*By: /s/ Enrique Miguez
Enrique Miguez	Enrique Miguez
(Attorney-in-fact)	(Attorney-in-fact)
January 27, 2022	January 27, 2022