Form 10-Q
period 2022-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2022-03-28
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

At March 21, 2022, Carnival Corporation had outstanding 989,700,876 shares of Common Stock, $0.01 par value.
At March 21, 2022, Carnival plc had outstanding 185,724,456 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 989,700,876 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2022	2021
Revenues
Passenger ticket	$873	$3
Onboard and other	750	23
	1,623	26
Operating Costs and Expenses
Commissions, transportation and other	251	15
Onboard and other	209	7
Payroll and related	506	218
Fuel	365	103
Food	136	11
Ship and other impairments	8	—
Other operating	557	181
	2,030	535
Selling and administrative	530	462
Depreciation and amortization	554	552
	3,114	1,549
Operating Income (Loss)	(1,491)	(1,524)
Nonoperating Income (Expense)
Interest income	3	3
Interest expense, net of capitalized interest	(368)	(398)
Gains (losses) on debt extinguishment, net	—	2
Other income (expense), net	(32)	(62)
	(397)	(455)
Income (Loss) Before Income Taxes	(1,888)	(1,979)
Income Tax Benefit (Expense), Net	(3)	6
Net Income (Loss)	$(1,891)	$(1,973)
Earnings Per Share
Basic	$(1.66)	$(1.80)
Diluted	$(1.66)	$(1.80)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2022	2021
Net Income (Loss)	$(1,891)	$(1,973)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	13	199
Other	2	4
Other Comprehensive Income (Loss)	16	203
Total Comprehensive Income (Loss)	$(1,876)	$(1,770)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2022	November 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$6,414	$8,939
Short-term investments	515	200
Trade and other receivables, net	267	246
Inventories	392	356
Prepaid expenses and other	470	392
Total current assets	8,057	10,133
Property and Equipment, Net	40,183	38,107
Operating Lease Right-of-Use Assets	1,278	1,333
Goodwill	579	579
Other Intangibles	1,181	1,181
Other Assets	2,002	2,011
	$53,281	$53,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,741	$2,790
Current portion of long-term debt	2,272	1,927
Current portion of operating lease liabilities	139	142
Accounts payable	772	797
Accrued liabilities and other	1,627	1,641
Customer deposits	3,367	3,112
Total current liabilities	10,920	10,408
Long-Term Debt	29,887	28,509
Long-Term Operating Lease Liabilities	1,190	1,239
Other Long-Term Liabilities	973	1,043
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,120 shares at 2022 and 1,116 shares at 2021 issued	11	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2022 and 2021 issued	361	361
Additional paid-in capital	15,360	15,292
Retained earnings	4,493	6,448
Accumulated other comprehensive income (loss) (“AOCI”)	(1,486)	(1,501)
Treasury stock, 130 shares at 2022 and 2021 of Carnival Corporation and 68 shares at 2022 and 67 shares at 2021 of Carnival plc, at cost	(8,428)	(8,466)
Total shareholders’ equity	10,311	12,144
	$53,281	$53,344
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(1,891)	$(1,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	554	552
Impairments	8	17
(Gain) loss on debt extinguishment	—	(2)
(Income) loss from equity-method investments	11	8
Share-based compensation	26	40
Amortization of discounts and debt issue costs	46	42
Noncash lease expense	34	36
Other, net	5	44
	(1,207)	(1,236)
Changes in operating assets and liabilities
Receivables	(22)	6
Inventories	(37)	(1)
Prepaid expenses and other	(44)	(263)
Accounts payable	(24)	(128)
Accrued liabilities and other	(65)	167
Customer deposits	187	(49)
Net cash provided by (used in) operating activities	(1,212)	(1,503)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,730)	(1,774)
Proceeds from sales of ships and other	18	9
Purchase of short-term investments	(315)	(1,840)
Derivative settlements and other, net	(6)	17
Net cash provided by (used in) investing activities	(3,032)	(3,589)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(48)	—
Principal repayments of long-term debt	(503)	(668)
Proceeds from issuance of long-term debt	2,347	4,980
Issuance of common stock, net	15	997
Issuance of common stock under the Stock Swap Program	27	—
Purchase of treasury stock under the Stock Swap Program	(23)	—
Debt issue costs and other, net	(86)	(93)
Net cash provided by (used in) financing activities	1,728	5,216
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,524)	138
Cash, cash equivalents and restricted cash at beginning of period	8,976	9,692
Cash, cash equivalents and restricted cash at end of period	$6,452	$9,829

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(1,973)	—	—	(1,973)
Other comprehensive income (loss)	—	—	—	—	203	—	203
Issuance of common stock, net	—	—	996	—	—	—	997
Share-based compensation and other	—	—	32	—	—	—	32
At February 28, 2021	$11	$361	$14,977	$14,102	$(1,233)	$(8,404)	$19,813

At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(1,891)	—	—	(1,891)
Other comprehensive income (loss)	—	—	—	—	16	—	16
Issuances of common stock, net	—		15				15
Purchases and issuances under the Stock Swap program, net	—	—	27	—	—	(25)	2
Issuance of treasury shares for vested share-based awards	—	—	—	(63)		63	—
Share-based compensation and other	—		26	—		—	26
At February 28, 2022	$11	$361	$15,360	$4,493	$(1,486)	$(8,428)	$10,311
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of February 28, 2022, 71% of our capacity had resumed guest cruise operations as part of our ongoing return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the company to profitability. The ongoing resumption of our guest cruise operations and the increased uncertainty given the current invasion of Ukraine, including its effect on the price of fuel, are collectively having a material negative impact on our business, including our liquidity, financial position and results of operations.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Ongoing resumption of guest cruise operations, with each brand’s full fleet expected to be back in guest cruise operations for its respective summer season where we historically generate the largest share of our operating income
•Expected sustained increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019
•Expected improvement in occupancy throughout 2022 until we return to historical occupancy levels in 2023
•Expected continued spend to maintain enhanced health and safety protocols and to support the ongoing resumption of guest cruise operations, including completing the return of crew members to our ships
•Fuel prices
•Maintaining collateral and reserves at reasonable levels

In addition, we make certain assumptions about new ship deliveries, improvements and removals, and consider the future export credit financings that are associated with the new ship deliveries.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation and subsequent ongoing resumption of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude and duration of the global pandemic and the current invasion of Ukraine are uncertain. We have made reasonable estimates and judgments of the impact of these events within our consolidated financial statements and there may be changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions and accelerating the removal of certain ships from our fleet. In addition, we expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities and if appropriate, obtain relevant financial covenant amendments.

Based on these actions and our assumptions regarding the impact of COVID-19, considering our $7.2 billion of liquidity including cash, short-term investments and borrowings available under our revolving facility at February 28, 2022, as well as our continued ongoing return to service, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2022 and 2021, and the Consolidated Balance Sheet at February 28, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2021 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2022.

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

Accounting Pronouncements

The Financial Accounting Standards Board issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three months ended February 28, 2022 and 2021, fees, taxes, and charges included in commissions, transportation and other costs were $68 million and $41 million. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We have provided flexibility to guests with bookings on sailings cancelled due to itinerary disruptions by allowing guests to rebook at a future date, receive enhanced future cruise credits (“FCC”) or elect to receive refunds in cash. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We have paid refunds of customer deposits with respect to a portion of cancelled cruises. The amount of any future cash refunds may depend on future cruise cancellations and guest rebookings. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $3.7 billion as of February 28, 2022 and $3.5 billion as of November 30, 2021. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the three months ended February 28, 2022 and 2021, we recognized revenues of $1.0 billion and an immaterial amount related to our customer deposits as of November 30, 2021 and 2020. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency translation.

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

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had contract assets of $70 million as of February 28, 2022 and $55 million as of November 30, 2021.

NOTE 3 – Debt

Short-Term Borrowings

As of February 28, 2022 and November 30, 2021, our short-term borrowings consisted of $2.7 billion and $2.8 billion under our $1.7 billion, €1.0 billion and £0.2 billion revolving credit facility (the “Revolving Facility”).

Export Credit Facility Borrowings

During the first quarter of 2022, we borrowed $2.3 billion under export credit facilities due in semi-annual installments through 2034.

Covenant Compliance

As of February 28, 2022, our Revolving Facility, unsecured loans and export credit facilities contain certain covenants, the most restrictive of which require us to:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges) at the end of each fiscal quarter from February 28, 2023, at a ratio of not less than 2.0 to 1.0 for the February 28, 2023 and May 31, 2023 testing dates, 2.5 to 1.0 for the August 31, 2023 and November 30, 2023 testing dates, and 3.0 to 1.0 for the February 29, 2024 testing date onwards, or through their respective maturity dates
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital (as defined) percentage from the November 30, 2021 testing date until the May 31, 2023 testing date, to a percentage not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity of $1.5 billion through November 30, 2026

•Adhere to certain restrictive covenants through November 30, 2024
•Limit the amounts of our secured assets as well as secured and other indebtedness

At February 28, 2022, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

Carnival Corporation or Carnival plc and certain of our subsidiaries have guaranteed substantially all of our indebtedness.

As of February 28, 2022, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2Q 2022	$182
3Q 2022	409
4Q 2022	982
2023	2,898
2024 (a)	4,825
2025	4,522
2026	4,598
Thereafter	17,304
Total	$35,721

(a)Includes borrowings of $2.7 billion under our Revolving Facility. Amounts outstanding under our Revolving Facility were drawn in 2020 for an initial six-month term. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $0.3 billion available for borrowing under our Revolving Facility as of February 28, 2022. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. In the matter filed by Havana Docks

Corporation, the hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. The amount of damages will be determined at the trial currently scheduled for May 23, 2022. We are assessing our options, including appealing this order. In the matter filed by Javier Bengochea, on October 4, 2021, the U.S. Court of Appeals for the Eleventh Circuit Court heard oral arguments and on December 20, 2021, the court issued an order inviting an amicus brief from the U.S. government on several issues involved in the appeal. We continue to believe we have a meritorious defense to these actions and we believe that any final liability which may arise as a result of these actions is unlikely to have a material impact on our consolidated financial statements.

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raises certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and seeks declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis seeks damages, including its fees and costs, and seeks declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation seeks damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. These two cases have now been consolidated in the Southern District of Florida. The parties’ motions to dismiss in both actions have been granted in part and denied in part. Answers have been filed by both parties. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 73 individual lawsuits as of February 28, 2022 in several U.S. federal and state courts as well as in France, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. As of February 28, 2022, 63 of these individual actions have now been dismissed or settled and ten remain. These actions were settled for immaterial amounts.

Additionally, as of February 28, 2022, ten purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa or Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of February 28, 2022, nine of these class actions have either been settled individually or had their class allegations dismissed by the courts and one remains. These actions were settled for immaterial amounts.

All COVID-19 matters seek monetary damages and most seek additional punitive damages in unspecified amounts.

As previously disclosed, on December 15, 2020, a consolidated class action with lead plaintiffs, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers’ Pension and Annuity Fund was filed in the U.S. District Court for the Southern District of Florida, alleging violations of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response. Plaintiffs seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The plaintiffs filed a second amended complaint on July 2, 2021 and on August 6, 2021, we filed a motion to dismiss, which has now been fully briefed.

We continue to take actions to defend against the above claims.

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

Other Regulatory or Governmental Inquiries and Investigations

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from inadvertent events to malicious motivated attacks.

We responded to a cybersecurity event in May 2019 related to our email accounts, and detected ransomware attacks in August 2020 and December 2020 which resulted in unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate these matters and notified relevant law enforcement and regulators of these incidents.

•For the May 2019 and August 2020 events, the investigation, communication and reporting phases are complete. We determined that, for each event, an unauthorized third-party gained access to certain email accounts, which contained personal information relating to some guests, employees and crew for some of our operations.
•For the December 2020 event, the investigation, communication and reporting phases are complete. Regulators were notified, and several, including the primary regulatory authority in the European Union, have closed their files on this matter.

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

We are subject to a court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, which is operative until mid-April 2022 and subjects our operations to additional review and other obligations. Failure to comply with the requirements of this environmental compliance plan or other special conditions of probation could result in fines, which the court has imposed in the past, including during the three months ended February 28, 2022 as reported in the Form 10-K, and restrictions on our operations.

On March 14, 2022, the United States Department of Justice and the United States Environmental Protection Agency notified Carnival Corporation & plc of potential civil penalties and injunctive relief for alleged Clean Water Act violations by owned and operated vessels covered by the 2013 Vessel General Permit. Carnival Corporation & plc is working with these agencies to reach a resolution of this matter. We do not expect this matter to have a material effect on our financial results.

Other Contingent Obligations
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
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of February 28, 2022 and November 30, 2021, we had $1.1 billion in reserve funds related to our customer deposits withheld to satisfy these requirements which are included within other assets. We continue to expect to provide reserve funds under these agreements. Additionally, as of February 28, 2022 and November 30, 2021, we had $30 million of cash collateral in escrow which is included within other assets.

Ship Commitments

As of February 28, 2022, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2022	$1,875
2023	2,562
2024	1,659
2025	984
2026	—
Thereafter	—
$7,080

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2022				November 30, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$20,899	$—	$19,845	$—	$19,555	$—	$19,013	$—
Floating rate debt (a)	14,822	—	13,562	—	14,415	—	13,451	—
Total	$35,721	$—	$33,407	$—	$33,970	$—	$32,463	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2022			November 30, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,414	$—	$—	$8,939	$—	$—
Short-term investments (a)	515	—	—	200	—	—
Derivative financial instruments	—	5	—	—	1	—
Total	$6,929	$5	$—	$9,139	$1	$—
Liabilities
Derivative financial instruments	$—	$18	$—	$—	$13	$—
Total	$—	$18	$—	$—	$13	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
The determination of the fair value of our reporting units’ goodwill and trademarks includes numerous estimates and underlying assumptions that are subject to various risks and uncertainties.

	Goodwill
(in millions)	NAA Segment (a)	EA Segment (b)	Total
November 30, 2021	$579	$—	$579
Exchange movements	—	—	—
February 28, 2022	$579	$—	$579

(a)North America and Australia (“NAA”)
(b)Europe and Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2021	$927	$248	$1,175
Exchange movements	$—	—	—
February 28, 2022	$927	$248	$1,175

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the continued effect of COVID-19 on our business, and our updated expectations of the estimated selling values for certain of our ships, we determined that a ship had a net carrying value that exceeded its estimated discounted future cash flows. We compared the estimated selling value to the net carrying value and, as a result, recognized ship impairment charges as summarized in the table below. The principal assumption used in our cash flow analyses was the timing of the sale and its proceeds, which is considered a Level 3 input. We believe that we have made reasonable estimates and judgments as part of our assessment. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews.

The impairment charges summarized in the table below are included in ship and other impairments in our Consolidated Statements of Income (Loss).

(in millions)	February 28, 2022
NAA Segment	$8
EA Segment	—
Total ship impairments	$8

We did not recognize any ship impairment charges for the three months ended February 28, 2021.

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2022	November 30, 2021
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$5	$1
Total derivative assets		$5	$1
Derivative liabilities
Derivatives designated as hedging instruments

Cross currency swaps (a)	Other long-term liabilities	$14	$8
Interest rate swaps (b)	Accrued liabilities and other	2	3
	Other long-term liabilities	1	2
Total derivative liabilities		$18	$13

(a)At February 28, 2022, we had cross currency swaps totaling $598 million that are designated as hedges of our net investment in foreign operations with euro-denominated functional currencies. At February 28, 2022, these cross currency swaps settle through 2028.
(b)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $147 million at February 28, 2022 and $160 million at November 30, 2021 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 28, 2022, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	February 28, 2022
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$5	$—	$5	$—	$5
Liabilities	$18	$—	$18	$—	$18

	November 30, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$1	$—	$1	$—	$1
Liabilities	$13	$—	$13	$—	$13
The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 28,
(in millions)	2022	2021
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$5	$—
Cross currency swaps - net investment hedges - excluded component	$(8)	$—
Interest rate swaps - cash flow hedges	$3	$1
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(1)
Foreign currency zero cost collars - Depreciation and amortization	$1	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$1	$—

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
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to monitor our exposure to, and manage, the economic foreign currency exchange risks faced by our operations and realized if we exchange one currency for another. We consider hedging certain of our ship commitments and net investments in foreign operations. The financial impacts of our hedging instruments generally offset the changes in the underlying exposures being hedged.

Operational Currency Risks
Our operations primarily utilize the U.S. dollar, Euro, Sterling or the Australian dollar as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates affect our financial statements.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of February 28, 2022, we have designated $469 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three months ended February 28, 2022, we recognized $2 million of losses on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt, including the effect of cross currency swaps, which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At February 28, 2022, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $6.1 billion for newbuilds scheduled to be delivered through 2025.
The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At February 28, 2022, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance; however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

NOTE 6 – Segment Information

Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) NAA cruise operations, (2) EA cruise operations, (3) Cruise Support and (4) Tour and Other.

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

	Three Months Ended February 28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2022
NAA	$1,126	$1,288	$344	$334	$(840)
EA	457	698	176	181	(598)
Cruise Support	33	28	5	33	(34)
Tour and Other	8	17	6	5	(20)
	$1,623	$2,030	$530	$554	$(1,491)
2021
NAA	$10	$316	$220	$334	$(859)
EA	8	198	108	184	(482)
Cruise Support	—	8	129	28	(164)
Tour and Other	7	13	6	6	(18)
	$26	$535	$462	$552	$(1,524)

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended February 28, 2022
North America	$1,119
Europe	479
Australia and Asia	8
Other	18
$1,623

As a result of the pause in our guest cruise operations, revenue data for the three months ended February 28, 2021 is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended February 28,
(in millions, except per share data)	2022	2021
Net income (loss) for basic and diluted earnings per share	$(1,891)	$(1,973)
Weighted-average shares outstanding	1,137	1,095
Dilutive effect of equity plans	—	—
Diluted weighted-average shares outstanding	1,137	1,095
Basic earnings per share	$(1.66)	$(1.80)
Diluted earnings per share	$(1.66)	$(1.80)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 28,
(in millions)	2022	2021
Equity awards	3	3
Convertible Notes	52	54
Total antidilutive securities	55	56

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2022	November 30, 2021
Cash and cash equivalents (Consolidated Balance Sheets)	$6,414	$8,939
Restricted cash included in prepaid expenses and other and other assets	39	38
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$6,452	$8,976

For the three months ended February 28, 2022 and 2021, we did not have borrowings or repayments of commercial paper with original maturities greater than three months.

NOTE 9 – Property and Equipment

Ship Sales

During 2022, we entered into agreements to sell two NAA segment ships and completed the sale of one EA segment ship, which represent a passenger-capacity reduction of 4,110 for our NAA segment and 1,410 for our EA segment.

Refer to Note 5 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks, Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis, Impairment of Ships” for additional discussion.

NOTE 10 – Shareholders’ Equity

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During the three months ended February 28, 2022, under the Stock Swap Program, we sold 1.3 million of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $2 million, which were used for general corporate purposes. During the three months ended February 28, 2021, there were no sales or repurchases under the Stock Swap Program.

Additionally, during the three months ended February 28, 2022, we sold 0.8 million shares of Carnival Corporation common stock at an average price per share of $20.18, resulting in net proceeds of $15 million.

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
•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, and other general concerns impacting the ability or desire of people to travel have and may lead to a decline in demand for cruises.
•Incidents concerning our ships, guests or the cruise vacation industry have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.
•Factors associated with climate change, including evolving and increasing regulations, increasing global concern about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business.
•Inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them, may expose us to risks that may adversely impact our business.
•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.
•The loss of key employees, our inability to recruit or retain qualified shoreside and shipboard employees and increased labor costs could have an adverse effect on our business and results of operations.
•Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.

•We rely on supply chain vendors who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable to deliver on their commitments which could impact our business.
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

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant stock exchange rules, we expressly disclaim any obligation to disseminate, after the date of this document, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based. Forward-looking and other statements in this document may also address our sustainability progress, plans, and goals (including climate change and environmental-related matters). In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. This historical trend was disrupted in 2020 by the pause and in 2021 by the ongoing resumption of guest cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season.

Known Trends and Uncertainties

We believe the increasing cost of fuel, liquefied natural gas (LNG) and other related costs are reasonably likely to impact our profitability in both the short and long-term. This effect is increased in the shorter term by the current invasion of Ukraine, including its effect on the price of fuel. In addition, the increasing global focus on climate change, including the reduction of carbon emissions and new and evolving regulatory requirements, is reasonably likely to materially impact our future costs, capital expenditures and revenues and/or the relationship between them, if enacted. The full impact of climate change to our business is not yet known.

Statistical Information

	Three Months Ended February 28,
	2022	2021
Passenger Cruise Days (“PCDs”) (in thousands) (a)	7,229	27
Available Lower Berth Days (“ALBDs”) (in thousands) (b)	13,322	173
Occupancy percentage (c)	54%	16%
Passengers carried (in thousands)	1,011	5
Fuel consumption in metric tons (in thousands)	566	262
Fuel cost per metric ton consumed	$648	$392

Currencies (USD to 1)
AUD	$0.72	$0.77
CAD	$0.79	$0.78
EUR	$1.13	$1.21
GBP	$1.35	$1.36

The ongoing resumption of guest cruise operations is continuing to have a material impact on all aspects of our business, including the above statistical information.

Notes to Statistical Information

(a)PCD represents the number of cruise passengers on a voyage multiplied by the number of revenue-producing ship operating days for that voyage.

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

(c)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Results of Operations

Consolidated
	Three Months Ended February 28,			% increase (decrease)
(in millions)	2022	2021	Change
Revenues
Passenger ticket	$873	$3	$870	31,952%
Onboard and other	750	23	727	3,193%
	1,623	26	1,598	6,263%
Operating Costs and Expenses
Commissions, transportation and other	251	15	236	1,596%
Onboard and other	209	7	202	2,884%
Payroll and related	506	218	287	132%
Fuel	365	103	262	256%
Food	136	11	124	1,090%
Ship and other impairments	8	—	8	100%
Other operating	557	181	376	208%
	2,030	535	1,495	280%

Selling and administrative	530	462	68	15%
Depreciation and amortization	554	552	2	—%
	3,114	1,549	1,565	101%
Operating Income (Loss)	(1,491)	(1,524)	32	(2)%
Nonoperating Income (Expense)
Interest income	3	3	—	1%
Interest expense, net of capitalized interest	(368)	(398)	30	(7)%
Gains (losses) on debt extinguishment, net	—	2	(2)	(100)%
Other income (expense), net	(32)	(62)	30	(49)%
	(397)	(455)	58	(13)%
Income (Loss) Before Income Taxes	$(1,888)	$(1,979)	$91	(5)%

NAA
	Three Months Ended February 28,			% increase (decrease)
(in millions)	2022	2021	Change
Revenues
Passenger ticket	$586	$—	$586	100%
Onboard and other	540	11	529	4,894%
	1,126	10	1,115	10,747%

Operating Costs and Expenses	1,288	316	972	308%
Selling and administrative	344	220	124	56%
Depreciation and amortization	334	334	—	—%
	1,966	870	1,096	126%
Operating Income (Loss)	$(840)	$(859)	$19	(2)%

EA
	Three Months Ended February 28,			% increase (decrease)
(in millions)	2022	2021	Change
Revenues
Passenger ticket	$341	$3	$338	10,721%
Onboard and other	116	5	111	2,237%
	457	8	449	5,542%

Operating Costs and Expenses	698	198	500	253%
Selling and administrative	176	108	68	63%
Depreciation and amortization	181	184	(3)	(2)%
	1,055	490	565	115%
Operating Income (Loss)	$(598)	$(482)	$(116)	24%

We paused our guest cruise operations in March 2020. As of February 28, 2022, eight of our nine brands had resumed guest cruise operations as part of our ongoing return to service. The ongoing resumption of guest cruise operations and the increased uncertainty given the current invasion of Ukraine, including its effect on the price of fuel, are collectively having a material negative impact on all aspects of our business, including our liquidity, financial position and results of operations. The full extent of the impact will be determined by our ongoing return to service and the length of time COVID-19 influences travel decisions.

As of February 28, 2022, 71% of our capacity had resumed guest cruise operations and ALBDs increased to 13 million compared to February 28, 2021 when we had no ships operating with guests onboard. Revenues for the three months ended February 28, 2022 increased by $1.6 billion from the three months ended February 28, 2021, due to the resumption of guest cruise operations and the significant increase of ships returning to service. Occupancy for the three months ended February 28, 2022 was 54%.

Operating costs and expenses increased by $1.5 billion to $2.0 billion in 2022 from $0.5 billion in 2021. This was driven by our ongoing resumption of cruise operations and restart related expenses, including the cost of returning ships to guest cruise operations and returning crew members to our ships, higher number of dry-dock days, the cost of maintaining enhanced health and safety protocols and inflation. We anticipate that many of these costs and expenses will end in 2022 and will not reoccur in 2023.

Fuel costs increased by $262 million to $365 million in 2022 from $103 million in 2021. The increase was caused by higher fuel consumption of 304 thousand metric tons, due to the resumption of guest cruise operations, and an increase in fuel prices of $256 per metric ton consumed in 2022 compared to 2021.

We recognized ship impairment charges of $8 million for the three months ended February 28, 2022. There were no ship impairment charges for the three months ended February 28, 2021.

We continue to expect a net loss for the second quarter of 2022. However, we expect a profit for the third quarter of 2022. For the full year 2022, we expect a net loss.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $30 million to $368 million in 2022 from $398 million in 2021. The decrease was caused by a lower average interest rate for the three months ended February 28, 2022 compared to the three months ended February 28, 2021 as a result of completed refinancing efforts.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2022, we had $7.2 billion of liquidity including cash, short-term investments and borrowings available under our Revolving Facility. During 2022, we will continue to be focused on pursuing refinancing opportunities to reduce interest rates and extend maturities as well as entering into supplemental agreements to align our covenant compliance requirements.

We had a working capital deficit of $2.9 billion as of February 28, 2022 compared to working capital deficit of $0.3 billion as of November 30, 2021. The increase in working capital deficit was substantially all due to a decrease in cash. Historically, during our normal operations, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $3.4 billion and $3.1 billion of customer deposits as of February 28, 2022 and November 30, 2021, respectively. We have paid refunds of customer deposits with respect to a portion of cancelled cruises. The amount of any future cash refunds may depend on future cruise cancellations and guest rebookings. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will have working capital deficits in the future once we return to normal guest cruise operations.

Refer to Note 1 - “General, Liquidity and Management’s Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $1.2 billion of net cash flows in operating activities during the three months ended February 28, 2022, a decrease of $0.3 billion, compared to $1.5 billion of net cash flows used for the same period in 2021.

Investing Activities
During the three months ended February 28, 2022, net cash used in investing activities was $3.0 billion. This was driven by the following:
•Capital expenditures of $2.5 billion for our ongoing new shipbuilding program
•Capital expenditures of $221 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $18 million
•Purchases of short-term investments of $315 million

During the three months ended February 28, 2021, net cash used in investing activities was $3.6 billion. This was driven by the following:
•Capital expenditures of $1.7 billion for our ongoing new shipbuilding program
•Capital expenditures of $81 million for ship improvements and replacements, information technology and buildings and improvements
•Purchases of short-term investments of $1.8 billion
Financing Activities
During the three months ended February 28, 2022, net cash provided by financing activities of $1.7 billion was caused by the following:
•Issuances of $2.3 billion of long-term debt
•Repayments of $0.5 billion of long-term debt
•Payments of $85 million related to debt issuance costs
•Net repayments of short-term borrowings of $48 million
•Purchases of $23 million of Carnival plc ordinary shares and issuances of $27 million of Carnival Corporation common stock under our Stock Swap Program

During the three months ended February 28, 2021, net cash provided by financing activities of $5.2 billion was caused by the following:
•Repayments of $668 million of long-term debt
•Issuances of $5.0 billion of long-term debt, including net proceeds of $3.4 billion from the issuance of the 2027 Senior Unsecured Notes
•Net proceeds of $996 million from our public offering of Carnival Corporation common stock

Funding Sources

As of February 28, 2022, we had $7.2 billion of liquidity including cash, short-term investments and borrowings available under our revolving facility. In addition, we had $3.3 billion of undrawn export credit facilities to fund ship deliveries planned through 2024. We plan to use future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities.

(in billions)	2022	2023	2024
Future export credit facilities at February 28, 2022	$0.9	$1.8	$0.6

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At February 28, 2022, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, including the effect of cross currency swaps and interest rate swaps, was as follows:

February 28, 2022
Fixed rate	42%
EUR fixed rate	17%
Floating rate	25%
EUR floating rate	15%
GBP floating rate	1%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2022, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions” and “Other Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

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

Operating Risk Factors

•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, and other general concerns impacting the ability or desire of people to travel have and may lead to a decline in demand for cruises.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the current invasion of Ukraine, and other general concerns. To the extent the current invasion of Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Form 10-K, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

I.Stock Swap Program

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares. Under the Stock Swap Program, we may elect to offer and sell shares of Carnival Corporation common stock at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of Carnival plc ordinary shares in the UK market.

Under the Stock Swap Program effective June 2021, the Board of Directors authorized the sale of up to $500 million shares of Carnival Corporation common stock in the U.S. market and the purchase of Carnival plc ordinary shares on at least an equivalent basis.

We may in the future implement a program to allow us to obtain a net cash benefit when Carnival plc ordinary shares are trading at a premium to the price of Carnival Corporation common stock.

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended February 28, 2022, under the Stock Swap Program, we sold 1.3 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $2 million, which were used for general corporate purposes. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 10.2 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $21 million.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program (in millions)
December 1, 2021 through December 31, 2021	—	$—	9.5
January 1, 2022 through January 31, 2022	—	$—	9.5
February 1, 2022 through February 28, 2022	1.3	$19.57	8.2
Total	1.3	19.57

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contracts
10.1	Employment Agreement dates as of June 28, 2019 between Carnival Corporation and Peter C. Anderson.				X

10.2**
Amendment Agreement dated February 11, 2022 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and as further amended on December 31, 2020, May 11, 2021 and September 30, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.
					X

10.3	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for the CEO.				X

10.4	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for Certain Named Executive Officers.				X

10.5	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan for the Chief Ethics and Compliance Officer.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*
Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, as filed with the Securities and Exchange Commission on March 28, 2022, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three months ended February 28, 2022 and 2021;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2022 and 2021;				X
	(iii) the Consolidated Balance Sheets at February 28, 2022 and November 30, 2021;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2022 and 2021;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2022 and 2021;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, as filed with the Securities and Exchange Commission on March 28, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: March 28, 2022		Date: March 28, 2022