Form 10-Q
period 2022-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2022-06-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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

At June 21, 2022, Carnival Corporation had outstanding 994,616,187 shares of Common Stock, $0.01 par value.
At June 21, 2022, Carnival plc had outstanding 185,887,656 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 994,616,187 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues
Passenger ticket	$1,285	$20	$2,158	$23
Onboard and other	1,116	29	1,866	52
	2,401	50	4,024	75
Operating Costs and Expenses
Commissions, transportation and other	325	22	576	37
Onboard and other	314	15	523	22
Payroll and related	533	241	1,038	460
Fuel	545	113	910	216
Food	191	17	327	28
Ship and other impairments	—	49	8	49
Other operating	774	224	1,331	404
	2,683	681	4,713	1,216
Selling and administrative	619	417	1,149	879
Depreciation and amortization	572	567	1,126	1,119
	3,874	1,665	6,988	3,214
Operating Income (Loss)	(1,473)	(1,616)	(2,964)	(3,139)
Nonoperating Income (Expense)
Interest income	6	4	9	7
Interest expense, net of capitalized interest	(370)	(437)	(738)	(835)
Gain (loss) on debt extinguishment, net	—	2	—	4
Other income (expense), net	6	(13)	(26)	(75)
	(358)	(444)	(755)	(900)
Income (Loss) Before Income Taxes	(1,831)	(2,060)	(3,719)	(4,039)
Income Tax Benefit (Expense), Net	(3)	(12)	(6)	(6)
Net Income (Loss)	$(1,834)	$(2,072)	$(3,726)	$(4,045)
Earnings Per Share
Basic	$(1.61)	$(1.83)	$(3.27)	$(3.63)
Diluted	$(1.61)	$(1.83)	$(3.27)	$(3.63)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net Income (Loss)	$(1,834)	$(2,072)	$(3,726)	$(4,045)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(260)	104	(246)	303
Other	3	3	5	7
Other Comprehensive Income (Loss)	(257)	107	(241)	310
Total Comprehensive Income (Loss)	$(2,091)	$(1,965)	$(3,967)	$(3,735)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2022	November 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$7,054	$8,939
Short-term investments	151	200
Trade and other receivables, net	359	246
Inventories	425	356
Prepaid expenses and other	566	392
Total current assets	8,554	10,133
Property and Equipment, Net	39,262	38,107
Operating Lease Right-of-Use Assets	1,205	1,333
Goodwill	579	579
Other Intangibles	1,167	1,181
Other Assets	2,221	2,011
	$52,988	$53,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,675	$2,790
Current portion of long-term debt	3,196	1,927
Current portion of operating lease liabilities	140	142
Accounts payable	912	797
Accrued liabilities and other	1,690	1,641
Customer deposits	4,767	3,112
Total current liabilities	13,380	10,408
Long-Term Debt	29,263	28,509
Long-Term Operating Lease Liabilities	1,120	1,239
Other Long-Term Liabilities	965	1,043
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,125 shares at 2022 and 1,116 shares at 2021 issued	11	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2022 and 2021 issued	361	361
Additional paid-in capital	15,457	15,292
Retained earnings	2,649	6,448
Accumulated other comprehensive income (loss) (“AOCI”)	(1,742)	(1,501)
Treasury stock, 130 shares at 2022 and 2021 of Carnival Corporation and 71 shares at 2022 and 67 shares at 2021 of Carnival plc, at cost	(8,476)	(8,466)
Total shareholders’ equity	8,260	12,144
	$52,988	$53,344
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31, 2022
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(3,726)	$(4,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,126	1,119
Impairments	8	66
(Gain) loss on debt extinguishment	—	(4)
(Income) loss from equity-method investments	(4)	14
Share-based compensation	54	66
Amortization of discounts and debt issue costs	87	83
Noncash lease expense	68	71
Other, net	12	70
	(2,376)	(2,559)
Changes in operating assets and liabilities
Receivables	(120)	31
Inventories	(79)	—
Prepaid expenses and other	(395)	(696)
Accounts payable	139	(119)
Accrued liabilities and other	12	236
Customer deposits	1,611	245
Net cash provided by (used in) operating activities	(1,209)	(2,862)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,221)	(2,157)
Proceeds from sales of ships and other	55	324
Purchase of minority interest	—	(90)
Purchase of short-term investments	(315)	(2,671)
Proceeds from maturity of short-term investments	364	467
Derivative settlements and other, net	10	(27)
Net cash provided by (used in) investing activities	(3,107)	(4,155)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(114)	17
Principal repayments of long-term debt	(684)	(1,365)
Proceeds from issuance of long-term debt	3,334	4,980
Issuance of common stock, net	30	996
Issuance of common stock under the Stock Swap Program	89	—
Purchase of treasury stock under the Stock Swap Program	(82)	—
Debt issue costs and other, net	(111)	(104)
Net cash provided by (used in) financing activities	2,463	4,523
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,888)	(2,474)
Cash, cash equivalents and restricted cash at beginning of period	8,976	9,692
Cash, cash equivalents and restricted cash at end of period	$7,089	$7,218

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At February 28, 2021	$11	$361	$14,977	$14,102	$(1,233)	$(8,404)	$19,813
Net income (loss)	—	—	—	(2,072)	—	—	(2,072)
Other comprehensive income (loss)	—	—	—	—	107	—	107
Other	—	—	28	—	—	—	28
At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876

At February 28, 2022	$11	$361	$15,360	$4,493	$(1,486)	$(8,428)	$10,311
Net income (loss)	—	—	—	(1,834)	—	—	(1,834)
Other comprehensive income (loss)	—	—	—	—	(257)	—	(257)
Issuances of common stock, net	—	—	15	—	—	—	15
Purchases and issuances under the Stock Swap program, net	—	—	62	—	—	(57)	6
Issuance of treasury shares for vested share-based awards	—	—	—	(9)	—	9	—
Share-based compensation and other	—	—	19	(1)	—	—	19
At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(4,045)	—	—	(4,045)
Other comprehensive income (loss)	—	—	—	—	310	—	310
Issuance of common stock, net	—	—	996	—	—	—	997
Other	—	—	60	—	—	—	60
At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876

At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(3,726)	—	—	(3,726)
Other comprehensive income (loss)	—	—	—	—	(241)	—	(241)
Issuances of common stock, net	—	—	30	—	—	—	30
Purchases and issuances under the Stock Swap program, net	—	—	89	—	—	(82)	8
Issuance of treasury shares for vested share-based awards	—	—	—	(72)	—	72	—
Share-based compensation and other	—	—	45	(1)	—	—	45
At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020. As of May 31, 2022, 86% of our capacity was in guest cruise operation as part of our ongoing return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the company to profitability. COVID-19 and its ongoing effects, inflation and higher fuel prices are collectively having a material impact on our business, including our results of operations, liquidity and financial position.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Continued ongoing resumption of guest cruise operations, with 86% of the fleet back in guest cruise operations as of May 31, 2022
•Expected increases in revenue in 2023 on a per passenger basis compared to 2019, particularly as the friction from restrictive protocols wanes
•Expected improvement in occupancy throughout 2022 and 2023
•Expected continued spend to maintain enhanced health and safety protocols and to support the ongoing resumption of guest cruise operations, including completing the return of crew members to our ships
•Expected moderation of fuel prices beginning in the second half of 2022 and continuing into 2023
•Expected inflation and supply chain challenges to continue to weigh on costs, though moderated by a larger, more efficient fleet as compared to 2019
•Maintaining collateral and reserves at reasonable levels

In addition, we make certain assumptions about new ship deliveries, improvements and removals, and consider the future export credit financings that are associated with the new ship deliveries.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation and subsequent ongoing resumption of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude and duration of the COVID-19 global pandemic and its ongoing effects, inflation and higher fuel prices are uncertain. We have made reasonable estimates and judgments of the impact of these events within our consolidated financial statements and there may be changes to those estimates in future periods. We took actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions and accelerating the removal of certain ships from our fleet. In addition, we expect to continue to pursue various capital market opportunities to extend maturities and if appropriate, obtain relevant financial covenant amendments.

Based on these actions and our assumptions regarding the impact of COVID-19, considering our $7.5 billion of liquidity including cash, short-term investments and borrowings available under our revolving facility at May 31, 2022, as well as our continued ongoing return to service, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2022 and 2021, the Consolidated Statements of Cash Flows for the six months ended May 31, 2022 and 2021 and the Consolidated Balance Sheet at May 31, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2021 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2022.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The use of LIBOR was phased out at the end of 2021, although the phase-out of U.S. dollar LIBOR for existing agreements has been delayed until June 2023. We continue to monitor developments related to the LIBOR transition and identification of an alternative, market-accepted rate.

In December 2021, we amended our £350 million long-term debt agreement which referenced the British Pound sterling (“GBP”) LIBOR to the Sterling Overnight Index Average (“SONIA”) and applied the practical expedient. This amendment did not have a material impact on our consolidated financial statements. As of May 31, 2022, approximately $8.5 billion of our outstanding indebtedness bears interest at floating rates referenced to U.S. dollar LIBOR with maturity dates extending beyond June 30, 2023. We are currently evaluating our contracts referenced to U.S. dollar LIBOR and working with our creditors on updating credit agreements as necessary to include language regarding the successor or alternate rate to LIBOR. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.

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

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits and advance onboard purchases are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and six months ended May 31, fees, taxes, and charges included in commissions, transportation and other costs were $96 million and $164 million in 2022 and were $5 million and $12 million in 2021. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We have paid refunds of customer deposits with respect to a portion of cancelled cruises. The amount of any future cash refunds may depend on future cruise cancellations and guest rebookings. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $5.1 billion as of May 31, 2022 and $3.5 billion as of November 30, 2021. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the six months ended May 31, 2022 and 2021, we recognized revenues of $1.4 billion and an immaterial amount related to our customer deposits as of November 30, 2021 and 2020. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency translation.

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

Contract Assets

Contract assets are amounts paid prior to the start of a voyage as a result of obtaining the ticket contract and include prepaid travel agent commissions and prepaid credit and debit card fees. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had contract assets of $208 million as of May 31, 2022 and $55 million as of November 30, 2021.

NOTE 3 – Debt

Short-Term Borrowings

As of May 31, 2022 and November 30, 2021, our short-term borrowings consisted of $2.7 billion and $2.8 billion under our $1.7 billion, €1.0 billion and £0.2 billion revolving credit facility (the “Revolving Facility”).

Export Credit Facility Borrowings

During the six months ended May 31, 2022, we borrowed $2.3 billion under export credit facilities due in semi-annual installments through 2034.

2030 Senior Unsecured Notes

In May 2022, we issued an aggregate principal amount of $1.0 billion senior unsecured notes that mature on June 1, 2030 (the “2030 Senior Unsecured Notes”). The 2030 Senior Unsecured Notes bear interest at a rate of 10.5% per year.

Covenant Compliance

As of May 31, 2022, our Revolving Facility and substantially all of our unsecured loans and export credit facilities contain certain covenants, the most restrictive of which require us to:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges) at the end of each fiscal quarter from August 31, 2023, at a ratio of not less than 2.0 to 1.0 for the August 31, 2023 testing date, 2.5 to 1.0 for the November 30, 2023 testing date, and 3.0 to 1.0 for the February 29, 2024 testing date onwards, or through their respective maturity dates
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital (as defined) percentage from the November 30, 2021 testing date until the May 31, 2023 testing date, to a percentage not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity of $1.5 billion through November 30, 2026
•Adhere to certain restrictive covenants through November 30, 2024
•Limit the amounts of our secured assets as well as secured and other indebtedness

At May 31, 2022, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

Carnival Corporation or Carnival plc and certain of our subsidiaries have guaranteed substantially all of our indebtedness.

As of May 31, 2022, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
3Q 2022	$397
4Q 2022	943
2023	2,837
2024 (a)	4,705
2025	4,415
2026	4,512
Thereafter	18,116
Total	$35,925

(a)Includes borrowings of $2.7 billion under our Revolving Facility. Amounts outstanding under our Revolving Facility were drawn in 2020 for an initial six-month term. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $0.3 billion available for borrowing under our Revolving Facility as of May 31, 2022. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. In the matter filed by Havana Docks Corporation, the hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. The amount of damages will be determined at trial. On March 30, 2022, we filed a motion seeking clarification on a portion of the court’s order granting summary judgment as to liability. On May 9, 2022, the court granted the motion for clarification, vacating the portion of the March 21, 2022 order that had granted summary judgment in favor of plaintiff upon our Fifth Amendment affirmative defense. On March 30, 2022, we also filed a motion for interlocutory appeal and to stay. On May 13, 2022, the court denied this motion. The court has moved the trial date to September 19, 2022. In the matter filed by Javier Bengochea on December 20, 2021, the court issued an order inviting an amicus brief from the U.S. government on several issues involved in the appeal. The U.S. government filed its brief and the court ordered the parties to respond. On May 6, 2022 we filed our response brief. We continue to believe we have a meritorious defense to these actions and we believe that any final liability which may arise as a result of these actions is unlikely to have a material impact on our consolidated financial statements.

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raises certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and seeks declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis seeks damages, including its fees and costs, and seeks declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the U.S. District Court for the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation seeks damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. These two cases have now been consolidated in the Southern District of Florida. On April 25, 2022, we moved for summary judgment on our breach of contract claims and on all of DeCurtis’s claims. DeCurtis also filed a motion for summary judgment on certain portions of our claims. Both motions for summary judgment are fully briefed. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 73 individual lawsuits as of May 31, 2022 in several U.S. federal and state courts as well as in France, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. As of May 31, 2022, 63 of these individual actions have now been dismissed or settled for immaterial amounts and 10 remain.

Additionally, as of May 31, 2022, 10 purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess and Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of May 31, 2022, eight of these class actions have either been settled individually for immaterial amounts or had their class allegations dismissed by the courts and two remain.

All COVID-19 matters seek monetary damages and most seek additional punitive damages in unspecified amounts.

As previously disclosed, on December 15, 2020, a consolidated class action with lead plaintiffs, the New England Carpenters Pension and Guaranteed Annuity Fund and the Massachusetts Laborers’ Pension and Annuity Fund was filed in the U.S. District Court for the Southern District of Florida, alleging violations of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response. Plaintiffs seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions. On March 30, 2022, the court granted our motion to dismiss with prejudice and no appeal was filed prior to the deadline.

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

We responded to a cybersecurity event in May 2019 related to our email accounts, and detected ransomware attacks in August 2020 and December 2020, each of which resulted in unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate these matters and notified relevant law enforcement and regulators of these incidents.

•For the May 2019 event, the investigation, communication and reporting phases are complete. An unauthorized third-party gained access to certain email accounts, which contained personal information relating to some guests, employees and crew for some of our operations.
•For the August 2020 and December 2020 events, the investigation, communication and reporting phases are complete. An unauthorized third-party gained access to certain of our information security systems, deployed ransomware and obtained personal information related to guests, employees and crew for some of our operations.

We have been contacted by various regulatory agencies regarding these and other cyber incidents. The New York Department of Financial Services (“NY DFS”) has notified us of their intent to commence proceedings seeking penalties if settlement cannot be reached in advance of litigation. On June 24, 2022, we finalized a settlement with NY DFS, pursuant to which we will pay an amount that will not have a material impact on our consolidated financial statements. In addition, State Attorneys General from 46 states have completed their investigation of the May 2019 event. On June 22, 2022, we finalized a settlement with the State Attorneys General from these 46 states, pursuant to which we will pay an amount that will not have a material impact on our consolidated financial statements.

We continue to work with regulators regarding cyber incidents we have experienced. We have incurred legal and other costs in connection with cyber incidents that have impacted us. While these incidents are not expected to have a material adverse effect on our business, results of operations, financial position or liquidity, no assurances can be given about the future and we may be subject to future litigation, attacks or incidents that could have such a material adverse effect.

On March 14, 2022, the United States Department of Justice and the United States Environmental Protection Agency notified Carnival Corporation & plc of potential civil penalties and injunctive relief for alleged Clean Water Act violations by owned and operated vessels covered by the 2013 Vessel General Permit. Carnival Corporation & plc is working with these agencies to reach a resolution of this matter. We do not expect this matter to have a material impact on our consolidated financial statements.

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
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of May 31, 2022 and November 30, 2021, we had $1.4 billion and $1.1 billion in reserve funds related to our customer deposits provided to satisfy these requirements which are included within other assets. We continue to expect to provide reserve funds under these agreements. Additionally, as of May 31, 2022 and November 30, 2021, we had $30 million of cash collateral in escrow which is included within other assets.

Ship Commitments

As of May 31, 2022, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2022	$1,535
2023	2,422
2024	1,608	(a)
2025	927	(a)
2026	—
Thereafter	—
	$6,492

(a) Includes a ship subject to financing

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2022				November 30, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$21,510	$—	$18,515	$—	$19,555	$—	$19,013	$—
Floating rate debt (a)	14,415	—	12,703	—	14,415	—	13,451	—
Total	$35,925	$—	$31,219	$—	$33,970	$—	$32,463	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2022			November 30, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,054	$—	$—	$8,939	$—	$—
Short-term investments (a)	151	—	—	200	—	—
Derivative financial instruments	—	10	—	—	1	—
Total	$7,205	$10	$—	$9,139	$1	$—
Liabilities
Derivative financial instruments	$—	$18	$—	$—	$13	$—
Total	$—	$18	$—	$—	$13	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
The determination of the fair value of our reporting units’ goodwill and trademarks includes numerous estimates and underlying assumptions that are subject to various risks and uncertainties. At May 31, 2022 and November 30, 2021, goodwill for our North America and Australia (“NAA”) segment was $579 million. We had no goodwill for our Europe and Asia (“EA”) segment at May 31, 2022 and November 30, 2021.

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2021	$927	$248	$1,175
Exchange movements	—	(13)	(13)
May 31, 2022	$927	$234	$1,161

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the continued effect of COVID-19 on our business, and our updated expectations of the estimated selling values for certain of our ships, we determined that a ship had a net carrying value that exceeded its estimated discounted future cash flows as of February 28, 2022. We compared the estimated selling value to the net carrying value and, as a result, recognized ship impairment charges as summarized in the table below during the first quarter of 2022. The principal assumption used in our cash flow analyses was the timing of the sale and its proceeds, which is considered a Level 3 input. We believe that we have made reasonable estimates and judgments as part of our assessment. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews.

The impairment charges summarized in the table below are included in ship and other impairments in our Consolidated Statements of Income (Loss).

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2022	2021	2022	2021
NAA Segment	$—	$—	$8	$—
EA Segment	—	49	—	49
Total ship impairments	$—	$49	$8	$49

Refer to Note 1 - “General, COVID-19 and the Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2022	November 30, 2021
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$10	$1
Total derivative assets		$10	$1
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Other long-term liabilities	$17	$8
Interest rate swaps (b)	Accrued liabilities and other	1	3
	Other long-term liabilities	—	2
Total derivative liabilities		$18	$13

(a)At May 31, 2022, we had cross currency swaps totaling $665 million that are designated as hedges of our net investment in foreign operations with euro-denominated functional currencies. At May 31, 2022, these cross currency swaps settle through 2027.
(b)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $116 million at May 31, 2022 and $160 million at November 30, 2021 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2022, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties, when applicable.

	May 31, 2022
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$10	$—	$10	$—	$10
Liabilities	$18	$—	$18	$—	$18

	November 30, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$1	$—	$1	$—	$1
Liabilities	$13	$—	$13	$—	$13

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2022	2021	2022	2021
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$27	$—	$33	$—
Cross currency swaps - net investment hedges - excluded component	$(11)	$—	$(20)	$—
Interest rate swaps - cash flow hedges	$6	$1	$9	$2
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(1)	$(1)	$(3)
Foreign currency zero cost collars - Depreciation and amortization	$1	$—	$1	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$3	$—	$4	$—

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

Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of May 31, 2022, we have designated $442 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three and six months ended May 31, 2022, we recognized $28 million and $25 million of gains on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt, including the effect of cross currency swaps, which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At May 31, 2022, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $5.6 billion for newbuilds scheduled to be delivered through 2025.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At May 31, 2022, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance; however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

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

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2022
NAA	$1,666	$1,768	$366	$353	$(821)
EA	666	848	175	179	(536)
Cruise Support	40	26	71	35	(92)
Tour and Other	29	41	6	6	(24)
	$2,401	$2,683	$619	$572	$(1,473)
2021
NAA	$9	$365	$233	$341	$(930)
EA	33	298	131	186	(582)
Cruise Support	—	7	43	33	(82)
Tour and Other	7	12	11	6	(21)
	$50	$681	$417	$567	$(1,616)

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2022
NAA	$2,792	$3,055	$710	$687	$(1,661)
EA	1,123	1,546	352	359	(1,134)
Cruise Support	73	54	75	68	(126)
Tour and Other	37	57	12	11	(44)
	$4,024	$4,713	$1,149	$1,126	$(2,964)
2021
NAA	$19	$680	$453	$676	$(1,790)
EA	41	496	239	370	(1,064)
Cruise Support	—	15	171	61	(247)
Tour and Other	14	25	17	12	(39)
	$75	$1,216	$879	$1,119	$(3,139)

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended May 31, 2022	Six Months Ended May 31, 2022
North America	$1,620	$2,738
Europe	741	1,220
Australia and Asia	15	23
Other	24	42
	$2,401	$4,024

As a result of the pause in our guest cruise operations, revenue data for the three and six months ended May 31, 2021 is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2022	2021	2022	2021
Net income (loss) for basic and diluted earnings per share	$(1,834)	$(2,072)	$(3,726)	$(4,045)
Weighted-average shares outstanding	1,140	1,132	1,139	1,113
Dilutive effect of equity plans	—	—	—	—
Diluted weighted-average shares outstanding	1,140	1,132	1,139	1,113
Basic earnings per share	$(1.61)	$(1.83)	$(3.27)	$(3.63)
Diluted earnings per share	$(1.61)	$(1.83)	$(3.27)	$(3.63)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2022	2021	2022	2021
Equity awards	1	3	2	3
Convertible Notes	52	54	52	54
Total antidilutive securities	53	57	54	57

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2022	November 30, 2021
Cash and cash equivalents (Consolidated Balance Sheets)	$7,054	$8,939
Restricted cash included in prepaid expenses and other and other assets	35	38
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$7,089	$8,976

For the six months ended May 31, 2022 and 2021, we did not have borrowings or repayments of commercial paper with original maturities greater than three months.

NOTE 9 – Property and Equipment

Ship Sales

During 2022, we entered into an agreement to sell one NAA segment ship and completed the sales of one NAA segment ship and one EA segment ship, which collectively represent a passenger-capacity reduction of 4,110 for our NAA segment and 1,410 for our EA segment.

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

During the three and six months ended May 31, 2022, under the Stock Swap Program, we sold 3.9 million and 5.2 million of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $6 million and $8 million, which were used for general corporate purposes. During the three and six months ended May 31, 2021, there were no sales or repurchases under the Stock Swap Program.

Additionally, during the three and six months ended May 31, 2022, we sold 0.8 million and 1.6 million shares of Carnival Corporation common stock at an average price per share of $18.54 and $19.27, resulting in net proceeds of $15 million and $30 million.

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
•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, heightened inflation and other general concerns impacting the ability or desire of people to travel have and may lead to a decline in demand for cruises, impact our operating costs and profitability.
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

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant stock exchange rules, we expressly disclaim any obligation to disseminate, after the date of this document, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based. Forward-looking and other statements in this document may also address our sustainability progress, plans and goals (including climate change and environmental-related matters). In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Known Trends and Uncertainties

•We believe the increased cost of fuel, liquefied natural gas (“LNG”) and other related costs are reasonably likely to continue to impact our profitability in both the short and long-term.
•We expect inflation and supply chain challenges to continue to weigh on our operating costs, and they are reasonably likely to continue to impact our profitability.
•We believe the increasing global focus on climate change, including the reduction of carbon emissions and new and evolving regulatory requirements, is reasonably likely to materially impact our future costs, capital expenditures and revenues and/or the relationship between them. The full impact of climate change to our business is not yet known.
•In addition, as is the case with the travel and leisure sector generally, we are experiencing some challenges with onboard staffing which have resulted in occupancy constraints on certain voyages and are reasonably likely to impact our profitability in the short-term.
•We expect a net loss for the third quarter of 2022. For the full year 2022, we continue to expect a net loss.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Passenger Cruise Days (“PCDs”) (in thousands) (a)	11,434	138	18,663	166
Available Lower Berth Days (“ALBDs”) (in thousands) (b)	16,666	444	29,989	617
Occupancy percentage (c)	69%	31%	62%	27%
Passengers carried (in thousands)	1,652	27	2,663	32
Fuel consumption in metric tons (in thousands)	632	246	1,198	508
Fuel consumption in metric tons per thousand ALBDs	37.9	(d)	40.0	(d)
Fuel cost per metric ton consumed	$869	$467	$765	$428

Currencies (USD to 1)
AUD	$0.73	$0.77	$0.72	$0.77
CAD	$0.79	$0.81	$0.79	$0.80
EUR	$1.08	$1.20	$1.11	$1.21
GBP	$1.29	$1.39	$1.32	$1.38

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

(d)Fuel consumption in metric tons per thousand ALBDs for 2021 is not meaningful.

Results of Operations

Consolidated
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$1,285	$20	$1,265	$2,158	$23	$2,135
Onboard and other	1,116	29	1,086	1,866	52	1,814
	2,401	50	2,351	4,024	75	3,949
Operating Costs and Expenses
Commissions, transportation and other	325	22	303	576	37	539
Onboard and other	314	15	300	523	22	501
Payroll and related	533	241	291	1,038	460	579
Fuel	545	113	432	910	216	694
Food	191	17	175	327	28	299
Ship and other impairments	—	49	(49)	8	49	(42)
Other operating	774	224	551	1,331	404	927
	2,683	681	2,002	4,713	1,216	3,497

Selling and administrative	619	417	201	1,149	879	269
Depreciation and amortization	572	567	5	1,126	1,119	7
	3,874	1,665	2,209	6,988	3,214	3,774
Operating Income (Loss)	(1,473)	(1,616)	142	(2,964)	(3,139)	175
Nonoperating Income (Expense)
Interest income	6	4	2	9	7	2
Interest expense, net of capitalized interest	(370)	(437)	67	(738)	(835)	97
Gains (losses) on debt extinguishment, net	—	2	(2)	—	4	(4)
Other income (expense), net	6	(13)	19	(26)	(75)	49
	(358)	(444)	86	(755)	(900)	144
Income (Loss) Before Income Taxes	$(1,831)	$(2,060)	$228	$(3,719)	$(4,039)	$319

NAA
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$862	$2	$860	$1,447	$1	$1,446
Onboard and other	804	7	798	1,345	18	1,327
	1,666	9	1,657	2,792	19	2,773

Operating Costs and Expenses	1,768	365	1,403	3,055	680	2,375
Selling and administrative	366	233	133	710	453	257
Depreciation and amortization	353	341	12	687	676	12
	2,487	939	1,548	4,453	1,809	2,644
Operating Income (Loss)	$(821)	$(930)	$109	$(1,661)	$(1,790)	$129

EA
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$490	$19	$472	$832	$22	$810
Onboard and other	175	15	161	291	19	271
	666	33	633	1,123	41	1,082

Operating Costs and Expenses	848	298	550	1,546	496	1,050
Selling and administrative	175	131	45	352	239	113
Depreciation and amortization	179	186	(8)	359	370	(11)
	1,202	615	587	2,257	1,105	1,152
Operating Income (Loss)	$(536)	$(582)	$46	$(1,134)	$(1,064)	$(70)

We paused our guest cruise operations in March 2020. As of May 31, 2022, 86% of our capacity was in guest cruise operation, compared to 6% as of May 31, 2021. Our NAA segment had 90% of its capacity in guest cruise operations as of May 31, 2022 and no ships operating with guests onboard as of May 31, 2021. Our EA segment had 81% of its capacity in guest cruise operations as of May 31, 2022, compared to 16% as of May 31, 2021 when it had five ships operating with guests onboard.

The COVID-19 global pandemic and its ongoing effects, inflation and higher fuel prices are collectively having a material negative impact on all aspects of our business, including our results of operations, liquidity and financial position. The full extent of these impacts are uncertain.

Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021

Revenues

Consolidated

Cruise passenger ticket revenues made up 54% of our total revenues for the three months ended May 31, 2022 while onboard and other revenues made up 46%. Revenues for the three months ended May 31, 2022 increased by $2.4 billion as compared to the three months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 16.7 million for the three months ended May 31, 2022 as compared to 0.4 million for the three months ended May 31, 2021. Occupancy for the three months ended May 31, 2022 was 69% compared to 31% for the three months ended May 31, 2021.

NAA Segment

Cruise passenger ticket revenues made up 52% of our NAA segment’s total revenues for the three months ended May 31, 2022 while onboard and other cruise revenues made up 48%. NAA segment revenues for the three months ended May 31, 2022 increased by $1.7 billion as compared to the three months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 10.1 million for the three months ended May 31, 2022 as compared to 0.0 million for the three months ended May 31, 2021. Occupancy for the three months ended May 31, 2022 was 79%.

EA Segment

Cruise passenger ticket revenues made up 74% of our EA segment’s total revenues for the three months ended May 31, 2022 while onboard and other cruise revenues made up 26%. EA segment revenues for the three months ended May 31, 2022 increased by $0.6 billion as compared to the three months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 6.6 million for the three months ended May 31, 2022 as compared to 0.4 million for the three months ended May 31, 2021. Occupancy for the three months ended May 31, 2022 was 53% compared to 31% for the three months ended May 31, 2021.

Operating Costs and Expenses

Consolidated

Operating costs and expenses increased by $2.0 billion to $2.7 billion for the three months ended May 31, 2022 from $0.7 billion for the three months ended May 31, 2021. These increases were driven by our ongoing resumption of guest cruise operations and restart related expenses, including the cost of returning ships to guest cruise operations and returning crew members to our ships, higher number of dry-dock days, the cost of maintaining enhanced health and safety protocols, inflation and supply chain disruptions. We anticipate that some of these costs and expenses will end in 2022.

Fuel costs increased by $432 million to $545 million for the three months ended May 31, 2022 from $113 million for the three months ended May 31, 2021. This increase was caused by higher fuel consumption of 386 thousand metric tons, due to the resumption of guest cruise operations, and an increase in fuel prices of $402 per metric ton consumed for the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Selling and administrative expenses increased by $201 million to $619 million for the three months ended May 31, 2022 from $417 million for the three months ended May 31, 2021. This increase was caused by increased advertising and promotional spend incurred as part of our ongoing resumption of guest cruise operations and higher administrative expenses.

There were no ship impairment charges for the three months ended May 31, 2022. We recognized a ship impairment charge of $49 million for the three months ended May 31, 2021.

The drivers in changes in costs and expenses for our NAA and EA segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $67 million to $370 million for the three months ended May 31, 2022 from $437 million for the three months ended May 31, 2021. The decrease was caused by a lower average interest rate as a result of completed refinancing efforts and was partially offset by a higher average debt balance for the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Six Months Ended May 31, 2022 Compared to Six Months Ended May 31, 2021

Revenues

Consolidated

Cruise passenger ticket revenues made up 54% of our total revenues for the six months ended May 31, 2022 while onboard and other revenues made up 46%. Revenues for the six months ended May 31, 2022 increased by $3.9 billion as compared to the six months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 30.0 million for the six months ended May 31, 2022 as compared to 0.6 million for the six months ended May 31, 2021. Occupancy for the six months ended May 31, 2022 was 62% compared to 27% for the six months ended May 31, 2021.

NAA Segment

Cruise passenger ticket revenues made up 52% of our NAA segment’s total revenues for the six months ended May 31, 2022 while onboard and other cruise revenues made up 48%. NAA segment revenues for the six months ended May 31, 2022 increased by $2.8 billion as compared to the six months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 18.8 million for the six months ended May 31, 2022 as compared to 0.0 million for the six months ended May 31, 2021. Occupancy for the six months ended May 31, 2022 was 70%.

EA Segment

Cruise passenger ticket revenues made up 74% of our EA segment’s total revenues for the six months ended May 31, 2022 while onboard and other cruise revenues made up 26%. EA segment revenues for the six months ended May 31, 2022 increased by $1.1 billion as compared to the six months ended May 31, 2021 due to the ongoing resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 11.2 million for the six months ended May 31, 2022 as compared to 0.6 million for the six months ended May 31, 2021. Occupancy for the six months ended May 31, 2022 was 50% compared to 27% for the six months ended May 31, 2021.

Operating Costs and Expenses

Consolidated

Operating costs and expenses increased by $3.5 billion to $4.7 billion for the six months ended May 31, 2022 from $1.2 billion for the six months ended May 31, 2021. These increases were driven by our ongoing resumption of guest cruise operations and restart related expenses, including the cost of returning ships to guest cruise operations and returning crew members to our ships, higher number of dry-dock days, the cost of maintaining enhanced health and safety protocols, inflation and supply chain disruptions. We anticipate that some of these costs and expenses will end in 2022.

Fuel costs increased by $694 million to $910 million for the six months ended May 31, 2022 from $216 million for the six months ended May 31, 2021. The increase was caused by higher fuel consumption of 690 thousand metric tons, due to the resumption of guest cruise operations, and an increase in fuel prices of $336 per metric ton consumed for the six months ended May 31, 2022 compared to the six months ended May 31, 2021.

Selling and administrative expenses increased by $0.3 billion to $1.1 billion for the six months ended May 31, 2022 from $0.9 billion for the six months ended May 31, 2021. The increase was principally driven by higher advertising and promotional spend incurred as part of our ongoing resumption of guest cruise operations.

We recognized a ship impairment charge of $8 million for the six months ended May 31, 2022 and a ship impairment charge of $49 million for the six months ended May 31, 2021.

The drivers in changes in costs and expenses for our NAA and EA segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $97 million to $738 million for the six months ended May 31, 2022 from $835 million for the six months ended May 31, 2021. The decrease was caused by a lower average interest rate as a result of completed refinancing efforts and was partially offset by a higher average debt balance for the six months ended May 31, 2022 compared to the six months ended May 31, 2021.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2022, we had $7.5 billion of liquidity including cash, short-term investments and borrowings available under our Revolving Facility. During 2022, we will continue to be focused on pursuing various capital market opportunities to extend maturities and if appropriate, obtain relevant financial covenant amendments.

We had a working capital deficit of $4.8 billion as of May 31, 2022 compared to working capital deficit of $0.3 billion as of November 30, 2021. The increase in working capital deficit was caused by a decrease in cash and cash equivalents, an increase in customer deposits and an increase in current portion of long-term debt. Historically, during our normal operations, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $4.8 billion and $3.1 billion of customer deposits as of May 31, 2022 and November 30, 2021, respectively. We have paid refunds of customer deposits with respect to a portion of cancelled cruises. The amount of any future cash refunds may depend on future cruise cancellations and guest rebookings. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories.

Refer to Note 1 - “General, Liquidity and Management’s Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $1.2 billion of net cash flows in operating activities during the six months ended May 31, 2022, a decrease of $1.7 billion, compared to $2.9 billion of net cash flows used for the same period in 2021. This decrease was due to an increase in cash inflows from customer deposits during the six months ended May 31, 2022 compared to the same period in 2021.

Investing Activities
During the six months ended May 31, 2022, net cash used in investing activities was $3.1 billion. This was driven by the following:
•Capital expenditures of $2.6 billion for our ongoing new shipbuilding program
•Capital expenditures of $581 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $55 million
•Purchases of short-term investments of $315 million
•Proceeds from maturity of short-term investments of $364 million

During the six months ended May 31, 2021, net cash used in investing activities was $4.2 billion. This was driven by the following:
•Capital expenditures of $2.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $168 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $324 million
•Purchases of short-term investments of $2.7 billion
•Proceeds from maturity of short-term investments of $467 million
Financing Activities
During the six months ended May 31, 2022, net cash provided by financing activities of $2.5 billion was caused by the following:
•Issuances of $3.3 billion of long-term debt
•Repayments of $0.7 billion of long-term debt
•Payments of $110 million related to debt issuance costs
•Net repayments of short-term borrowings of $114 million
•Purchases of $82 million of Carnival plc ordinary shares and issuances of $89 million of Carnival Corporation common stock under our Stock Swap Program

During the six months ended May 31, 2021, net cash provided by financing activities of $4.5 billion was caused by the following:
•Repayments of $1.4 billion of long-term debt
•Issuances of $5.0 billion of long-term debt, including net proceeds of $3.4 billion from the issuance of the 2027 Senior Unsecured Notes
•Net proceeds of $996 million from our public offering of Carnival Corporation common stock

Funding Sources

As of May 31, 2022, we had $7.5 billion of liquidity including cash, short-term investments and borrowings available under our revolving facility. In addition, we had $3.1 billion of undrawn export credit facilities to fund ship deliveries planned through 2024. We plan to use future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities.

(in billions)	2022	2023	2024
Future export credit facilities at May 31, 2022	$0.8	$1.7	$0.6

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At May 31, 2022, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, after the effect of cross currency swaps (designated as hedges of net investments) and interest rate swaps, was as follows:

May 31, 2022
Fixed rate	44%
EUR fixed rate	16%
Floating rate	24%
EUR floating rate	14%
GBP floating rate	1%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2022, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions” and “Other Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million.

As previously disclosed, Princess Cruises entered into a plea agreement in December 2016 with the U.S. Department of Justice, which resulted in a five-year term of probation that started in 2017 and the adoption of a court-supervised environmental compliance plan. On April 18, 2022, the probation period ended and the court-supervised environmental compliance plan terminated.

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

Operating Risk Factors

•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, heightened inflation and other general concerns impacting the ability or desire of people to travel have and may lead to a decline in demand for cruises, impact our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the current invasion of Ukraine, and other general concerns. The current invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. These factors may also have the effect of heightening many other risks to our business, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We have been and may continue to be impacted by inflation and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended May 31, 2022, under the Stock Swap Program, we sold 3.9 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $6 million, which were used for general corporate purposes. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 14.1 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $27 million.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program (in millions)
March 1, 2022 through March 31, 2022	—	$—	8.2
April 1, 2022 through April 30, 2022	1.1	$17.52	7.1
May 1, 2022 through May 31, 2022	2.8	$13.20	4.2
Total	3.9	$14.40

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contracts
10.1	Carnival Corporation Fun Ship Nonqualified Savings Plan restated effective January 1, 2022.				X
10.2	Indenture, dated as of May 25, 2022, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 10.500% Senior Unsecured Notes due 2030.	8-K	10.1	5/25/2022

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the Securities and Exchange Commission on June 29, 2022, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2022 and 2021;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2022 and 2021;				X
	(iii) the Consolidated Balance Sheets at May 31, 2022 and November 30, 2021;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2022 and 2021;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2022 and 2021;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the Securities and Exchange Commission on June 29, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: June 29, 2022		Date: June 29, 2022