Form 10-Q
period 2022-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2022-09-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

At September 22, 2022, Carnival Corporation had outstanding 1,112,706,805 shares of Common Stock, $0.01 par value.
At September 22, 2022, Carnival plc had outstanding 186,110,516 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,112,706,805 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Revenues
Passenger ticket	$2,595	$303	$4,753	$326
Onboard and other	1,711	243	3,577	295
	4,305	546	8,329	621
Operating Costs and Expenses
Commissions, transportation and other	565	79	1,141	116
Onboard and other	537	72	1,060	94
Payroll and related	563	375	1,601	834
Fuel	668	182	1,577	398
Food	259	52	586	80
Ship and other impairments	—	475	8	524
Other operating	787	381	2,118	786
	3,379	1,616	8,092	2,832
Selling and administrative	625	425	1,774	1,305
Depreciation and amortization	581	562	1,707	1,681
	4,585	2,603	11,573	5,817
Operating Income (Loss)	(279)	(2,057)	(3,244)	(5,196)
Nonoperating Income (Expense)
Interest income	24	3	34	10
Interest expense, net of capitalized interest	(422)	(418)	(1,161)	(1,253)
Gain (loss) on debt extinguishment, net	—	(376)	—	(372)
Other income (expense), net	(81)	(11)	(108)	(87)
	(479)	(802)	(1,235)	(1,702)
Income (Loss) Before Income Taxes	(759)	(2,859)	(4,478)	(6,898)
Income Tax Benefit (Expense), Net	(11)	23	(17)	17
Net Income (Loss)	$(770)	$(2,836)	$(4,495)	$(6,881)
Earnings Per Share
Basic	$(0.65)	$(2.50)	$(3.89)	$(6.14)
Diluted	$(0.65)	$(2.50)	$(3.89)	$(6.14)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Net Income (Loss)	$(770)	$(2,836)	$(4,495)	$(6,881)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(283)	(224)	(529)	79
Other	1	1	6	8
Other Comprehensive Income (Loss)	(282)	(223)	(523)	87
Total Comprehensive Income (Loss)	$(1,052)	$(3,059)	$(5,018)	$(6,794)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2022	November 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$7,071	$8,939
Short-term investments	—	200
Trade and other receivables, net	360	246
Inventories	420	356
Prepaid expenses and other	581	392
Total current assets	8,432	10,133
Property and Equipment, Net	38,137	38,107
Operating Lease Right-of-Use Assets	1,163	1,333
Goodwill	579	579
Other Intangibles	1,151	1,181
Other Assets	2,455	2,011
	$51,917	$53,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$2,675	$2,790
Current portion of long-term debt	2,877	1,927
Current portion of operating lease liabilities	139	142
Accounts payable	920	797
Accrued liabilities and other	1,873	1,641
Customer deposits	4,470	3,112
Total current liabilities	12,954	10,408
Long-Term Debt	28,518	28,509
Long-Term Operating Lease Liabilities	1,076	1,239
Other Long-Term Liabilities	989	1,043
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 1,243 shares at 2022 and 1,116 shares at 2021 issued	12	11
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2022 and 2021 issued	361	361
Additional paid-in capital	16,626	15,292
Retained earnings	1,868	6,448
Accumulated other comprehensive income (loss) (“AOCI”)	(2,024)	(1,501)
Treasury stock, 130 shares at 2022 and 2021 of Carnival Corporation and 71 shares at 2022 and 67 shares at 2021 of Carnival plc, at cost	(8,464)	(8,466)
Total shareholders’ equity	8,379	12,144
	$51,917	$53,344
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31, 2022
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(4,495)	$(6,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,707	1,681
Impairments	8	541
(Gain) loss on debt extinguishment	—	372
(Income) loss from equity-method investments	—	35
Share-based compensation	79	95
Amortization of discounts and debt issue costs	131	131
Noncash lease expense	103	106
Other, net	30	85
	(2,438)	(3,834)
Changes in operating assets and liabilities
Receivables	(134)	(37)
Inventories	(87)	(19)
Prepaid expenses and other	(716)	(1,221)
Accounts payable	176	15
Accrued liabilities and other	262	458
Customer deposits	1,383	897
Net cash provided by (used in) operating activities	(1,553)	(3,741)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,759)	(3,120)
Proceeds from sales of ships and other	55	351
Purchase of minority interest	(1)	(90)
Purchase of short-term investments	(315)	(2,672)
Proceeds from maturity of short-term investments	515	2,026
Derivative settlements and other, net	38	(29)
Net cash provided by (used in) investing activities	(3,467)	(3,535)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(114)	17
Principal repayments of long-term debt	(1,073)	(3,507)
Premium paid on extinguishment of debt	—	(286)
Proceeds from issuance of long-term debt	3,334	7,900
Issuance of common stock, net	1,180	1,003
Issuance of common stock under the Stock Swap Program	89	105
Purchase of treasury stock under the Stock Swap Program	(82)	(94)
Debt issue costs and other, net	(117)	(239)
Net cash provided by (used in) financing activities	3,217	4,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,870)	(2,363)
Cash, cash equivalents and restricted cash at beginning of period	8,976	9,692
Cash, cash equivalents and restricted cash at end of period	$7,107	$7,329

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2021	$11	$361	$15,005	$12,030	$(1,126)	$(8,404)	$17,876
Net income (loss)	—	—	—	(2,836)	—	—	(2,836)
Other comprehensive income (loss)	—	—	—	—	(223)	—	(223)
Issuance of common stock, net	—	—	7	—	—	—	7
Conversion of Convertible Notes	—	—	2	—	—	—	2
Purchases and issuances under the Stock Swap Program	—	—	105	—	—	(95)	10
Share-based compensation and other	—	—	28	—	—	—	28
At August 31, 2021	$11	$361	$15,146	$9,194	$(1,349)	$(8,500)	$14,863

At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260
Net income (loss)	—	—	—	(770)	—	—	(770)
Other comprehensive income (loss)	—	—	—	—	(282)	—	(282)
Issuances of common stock, net	1	—	1,148	—	—	—	1,149
Issuance of treasury shares for vested share-based awards	—	—	—	(12)	—	12	—
Share-based compensation and other	—	—	22	—	—	—	22
At August 31, 2022	$12	$361	$16,626	$1,868	$(2,024)	$(8,464)	$8,379

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(6,881)	—	—	(6,881)
Other comprehensive income (loss)	—	—	—	—	87	—	87
Issuance of common stock, net	—	—	1,003	—	—	—	1,003
Conversion of Convertible Notes	—	—	2	—	—	—	2
Purchases and issuances under the Stock Swap Program	—	—	105	—	—	(95)	10
Share-based compensation and other	—	—	88	—	—	—	88
At August 31, 2021	$11	$361	$15,146	$9,194	$(1,349)	$(8,500)	$14,863

At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(4,495)	—	—	(4,495)
Other comprehensive income (loss)	—	—	—	—	(523)	—	(523)
Issuances of common stock, net	1	—	1,178	—	—	—	1,180
Purchases and issuances under the Stock Swap program, net	—	—	89	—	—	(82)	8
Issuance of treasury shares for vested share-based awards	—	—	—	(84)	—	84	—
Share-based compensation and other	—	—	67	(1)	—	—	66
At August 31, 2022	$12	$361	$16,626	$1,868	$(2,024)	$(8,464)	$8,379
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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March 2020 and began resuming guest cruise operations in 2021. As of August 31, 2022, 93% of our capacity was serving guests.

COVID-19 and its ongoing effects, inflation, higher fuel prices and higher interest rates are collectively having a material impact on our business, including our results of operations, liquidity and financial position. The extent of the collective impact of such items is uncertain and will depend on future developments, including the length of time it takes to return the company to profitability.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:

•Continued resumption of guest cruise operations
•Expected increases in revenue in 2023 on a per passenger basis compared to 2019, particularly with the relaxation of COVID-19 related protocols aligning towards land-based vacation alternatives
•Expected improvement in occupancy on a year-over-year basis returning to historical levels during 2023
•Expected moderation of fuel prices continuing into the fourth quarter of 2022 and 2023
•Expected inflation and supply chain challenges to continue to weigh on costs, though moderated by a larger, more efficient fleet as compared to 2019
•Maintaining collateral and reserves at reasonable levels

In addition, we make certain assumptions about new ship deliveries, improvements and removals, and consider the future export credit financings that are associated with the new ship deliveries.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never previously experienced a complete cessation and subsequent resumption of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the effects of the COVID-19 global pandemic, inflation, higher fuel prices and higher interest rates are uncertain. We have made reasonable estimates and judgments of the impact of these events within our consolidated financial statements and there may be changes to those estimates in future periods. We took, and may continue as appropriate to take, actions to improve our liquidity, including completing various capital market transactions, capital expenditure and operating expense reductions and accelerating the removal of certain ships from our fleet. We expect to continue to address maturities well in advance and obtain relevant financial covenant amendments or waivers, as needed.

Based on these actions and our assumptions, considering our $7.4 billion of liquidity including cash and borrowings available under our $1.7 billion, €1.0 billion and £0.2 billion multi-currency revolving credit facility (the “Revolving Facility”) at August 31, 2022, as well as our continued return to service, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation

The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2022 and 2021, the Consolidated Statements of Cash Flows for the nine months ended August 31, 2022 and 2021 and the Consolidated Balance Sheet at August 31, 2022 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2021 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2022.

Use of Estimates and Risks and Uncertainty

The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed. The full extent to which the effects of COVID-19, inflation, higher fuel prices and higher interest rates will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships, collectability of trade and notes receivables as well as provisions for pending litigation, will depend on future developments that are uncertain. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

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

In December 2021, we amended our £350 million long-term debt agreement which referenced the British Pound sterling (“GBP”) LIBOR to the Sterling Overnight Index Average (“SONIA”) and applied the practical expedient. This amendment did not have a material impact on our consolidated financial statements. As of August 31, 2022, approximately $8.4 billion of our outstanding indebtedness bears interest at floating rates referenced to U.S. dollar LIBOR with maturity dates extending beyond June 30, 2023. We are currently evaluating our contracts referenced to U.S. dollar LIBOR and working with our creditors on updating credit agreements as necessary to include language regarding the successor or alternate rate to LIBOR. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.

The FASB issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. We will adopt this guidance in the first quarter of 2023 using the modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and nine months ended August 31, fees, taxes, and charges included in commissions, transportation and other costs were $141 million and $305 million in 2022 and were $16 million and $28 million in 2021. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $4.8 billion as of August 31, 2022 and $3.5 billion as of November 30, 2021. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the nine months ended August 31, 2022 and 2021, we recognized revenues of $1.7 billion and an immaterial amount related to our customer deposits as of November 30, 2021 and 2020. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency translation.

Trade and Other Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We have receivables from credit card merchants and travel agents for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. These reserve funds are included in other assets.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage as a result of obtaining the ticket contract and include prepaid travel agent commissions and prepaid credit and debit card fees. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had contract assets of $191 million as of August 31, 2022 and $55 million as of November 30, 2021.

NOTE 3 – Debt

			August 31,	November 30,
(in millions)	Maturity	Rate (a) (b)	2022	2021
Secured Debt
Notes
Notes	Feb 2026	10.5%	$775	$775
EUR Notes	Feb 2026	10.1%	425	481
Notes	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	900	900
Notes	Aug 2028	4.0%	2,406	2,406
Loans
EUR fixed rate	Nov 2022	5.5% - 6.2%	67	98
EUR floating rate	Nov 2022 - Jun 2025	EURIBOR + 2.7% - 3.8%	829	951
Floating rate	Jun 2025 - Oct 2028	LIBOR + 3.0% - 3.3%	4,111	4,137
Total Secured Debt			9,704	9,939
Unsecured Debt
Revolver
Facility	(c)	LIBOR + 0.7%	2,675	2,790
Notes
EUR Notes	Nov 2022	1.9%	550	622
Convertible Notes	Apr 2023	5.8%	183	522
Notes	Oct 2023	7.2%	125	125
Convertible Notes	Oct 2024	5.8%	339	—
Notes	Mar 2026	7.6%	1,450	1,450
EUR Notes	Mar 2026	7.6%	500	566
Notes	Mar 2027	5.8%	3,500	3,500
Notes	Jan 2028	6.7%	200	200
Notes	May 2029	6.0%	2,000	2,000
EUR Notes	Oct 2029	1.0%	600	679
Notes	Jun 2030	10.5%	1,000	—
Loans
Floating rate	Feb 2023 - Sep 2024	LIBOR + 3.8% - 4.5%	590	590
GBP floating rate	Feb 2025	SONIA + 0.9% (d)	410	467
EUR floating rate	Dec 2021 - Mar 2026	EURIBOR + 1.8% - 4.8%	800	1,375
Export Credit Facilities
Floating rate	Feb 2022 - Dec 2031	LIBOR + 0.5% - 1.5%	1,312	1,363
Fixed rate	Aug 2027 - Dec 2032	2.4% - 3.4%	3,240	3,488
EUR floating rate	Feb 2022 - Dec 2033	EURIBOR + 0.2% - 1.6%	3,102	2,742
EUR fixed rate	Feb 2031 - Jan 2034	1.1% - 1.6%	2,529	1,551
Total Unsecured Debt			25,104	24,031
Total Debt			34,808	33,970
Less: unamortized debt issuance costs and discounts			(737)	(744)
Total Debt, net of unamortized debt issuance costs and discounts			34,071	33,226
Less: short-term borrowings			(2,675)	(2,790)

Less: current portion of long-term debt	(2,877)	(1,927)
Long-Term Debt	$28,518	$28,509

(a)Substantially all of our variable debt has a 0.0% to 0.75% floor.
(b)The above debt table does not include the impact of our interest rate swaps and as of November 30, 2021, it also excludes the impact of our foreign currency swaps. As of August 31, 2022, we had no foreign currency swaps. The interest rates on some of our debt, including our Revolving Facility, fluctuate based on the applicable rating of senior unsecured long-term securities of Carnival Corporation or Carnival plc.
(c)Amounts outstanding under our Revolving Facility were drawn in 2020 for an initial six-month term. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $0.3 billion available for borrowing under our Revolving Facility as of August 31, 2022. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.
(d)As of August 31, 2022 the interest rate for the GBP unsecured loan was linked to SONIA and subject to a credit adjustment spread ranging from 0.03% to 0.28%. As of November 30, 2021, this loan was referenced to GBP LIBOR.

Carnival Corporation and/or Carnival plc is the primary obligor of all of our debt, with the exception of $0.6 billion of debt for which our subsidiary Costa Crociere S.p.A. is the primary obligor, and which is guaranteed by Carnival Corporation and Carnival plc.

Short-Term Borrowings

As of August 31, 2022 and November 30, 2021, our short-term borrowings consisted of $2.7 billion and $2.8 billion under our Revolving Facility.

Export Credit Facility Borrowings

During the nine months ended August 31, 2022, we borrowed $2.3 billion under export credit facilities due in semi-annual installments through 2034. As of August 31, 2022, the net book value of the vessels subject to negative pledges was $13.0 billion.

Secured Debt

Our secured debt is secured on either a first or second-priority basis, depending on the instrument, by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $24.0 billion, including $22.4 billion related to vessels and certain assets related to those vessels) as of August 31, 2022 and certain other assets.

2030 Senior Unsecured Notes

In May 2022, we issued an aggregate principal amount of $1.0 billion senior unsecured notes that mature on June 1, 2030 (the “2030 Senior Unsecured Notes”). The 2030 Senior Unsecured Notes bear interest at a rate of 10.5% per year.

Convertible Notes

In 2020, we issued $2.0 billion aggregate principal amount of 5.75% convertible senior notes due 2023 (the “2023 Convertible Notes”). The 2023 Convertible Notes mature on April 1, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. Since April 2020, we repurchased, exchanged and converted a portion of the 2023 Convertible Notes which resulted in a decrease of the principal amount of the 2023 Convertible Notes to $0.2 billion.

In August 2022, we issued $339 million aggregate principal amount of 5.75% convertible senior notes due 2024 (the “2024 Convertible Notes” and, together with the 2023 Convertible Notes, the “Convertible Notes”) pursuant to privately-negotiated non-cash exchange agreements with certain holders of the 2023 Convertible Notes, pursuant to which such holders agreed to exchange their 2023 Convertible Notes for an equal amount of 2024 Convertible Notes. The 2024 Convertible Notes mature on

October 1, 2024, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date.

The Convertible Notes are convertible by holders, subject to the conditions described within the respective indentures that govern the Convertible Notes, into cash, shares of Carnival Corporation common stock, or a combination thereof, at our election. The Convertible Notes have an initial conversion rate of 100 shares of Carnival Corporation common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $10 per share of common stock. The initial conversion price of the Convertible Notes is subject to certain anti-dilutive adjustments and may also increase if such Convertible Notes are converted in connection with a tax redemption or certain corporate events. The 2024 Convertible Notes were convertible from the date of issuance of the 2024 Convertible Notes until August 31, 2022, and thereafter may become convertible if certain conditions are met. As of August 31, 2022, no condition allowing holders of the 2023 Convertible Notes or the 2024 Convertible Notes to convert had been met and therefore the Convertible Notes are not convertible.

We may redeem the 2023 Convertible Notes, in whole but not in part, at any time on or prior to December 31, 2022 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if we or any guarantor would have to pay any additional amounts on the 2023 Convertible Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof. We may redeem the 2024 Convertible Notes, in whole but not in part, at any time on or prior to June 30, 2024 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if we or any guarantor would have to pay any additional amounts on the 2024 Convertible Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof.

We account for the Convertible Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows.

The carrying amount of the equity component representing the conversion option was $286 million on the date of issuance of the 2023 Convertible Notes and was calculated by deducting the carrying value of the liability component from the initial proceeds from the 2023 Convertible Notes. The carrying amount of the equity component was reduced to zero in conjunction with the partial repurchase of Convertible Notes in August 2020 because at the time of repurchase, the fair value of the equity component for the portion of the Convertible Notes that was repurchased, exceeded the total amount of the equity component recorded at the time the Convertible Notes were issued. The fair value of the conversion option remained unchanged after the exchange of the portion of the 2023 Convertible Notes for the 2024 Convertible Notes and, as a result, there was no adjustment to the carrying amount of the equity component.

The debt discount, which represented the excess of the principal amount of the 2023 Convertible Notes over the carrying amount of the liability component on the date of issuance of the 2023 Convertible Notes, was capitalized and amortized to interest expense under the effective interest rate method over the term of the 2023 Convertible Notes. Following the exchange of the portion of the 2023 Convertible Notes for the 2024 Convertible Notes, the remaining unamortized discount was allocated between the 2023 Convertible Notes and the 2024 Convertible Notes and is amortized to interest expense over each respective term using the effective interest rate method.

The net carrying value of the liability component of the Convertible Notes was as follows:

(in millions)	August 31, 2022	November 30, 2021
Principal	$522	$522
Less: Unamortized debt discount	(22)	(45)
	$501	$478

As of August 31, 2022, the if-converted value on available shares of 52 million for the Convertible Notes was below par.

Covenant Compliance

As of August 31, 2022, our Revolving Facility and substantially all of our unsecured loans and export credit facilities contain certain covenants, the most restrictive of which require us to:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges) (the “Interest Coverage Covenant”) at the end of each fiscal quarter from August 31, 2023, at a ratio of not less than 2.0 to 1.0 for the August

31, 2023 testing date, 2.5 to 1.0 for the November 30, 2023 testing date, and 3.0 to 1.0 for the February 29, 2024 testing date onwards, or through their respective maturity dates
•Maintain minimum shareholders’ equity of $5.0 billion
•Limit our debt to capital (as defined) percentage from the November 30, 2021 testing date until the May 31, 2023 testing date, to a percentage not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity of $1.5 billion through November 30, 2026
•Adhere to certain restrictive covenants through November 30, 2024
•Limit the amounts of our secured assets as well as secured and other indebtedness

During August and September 2022, we entered into letter agreements to waive compliance with the Interest Coverage Covenant under our Revolving Facility and $0.7 billion of $11.4 billion of our unsecured loans and export credit facilities, which contain the covenant through February 29, 2024. We will be required to comply beginning with the next testing date of May 31, 2024.

At August 31, 2022, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

Carnival Corporation or Carnival plc and certain of our subsidiaries have guaranteed substantially all of our indebtedness.

As of August 31, 2022, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
4Q 2022	$991
2023	2,377
2024 (a)	4,935
2025	4,258
2026	4,385
Thereafter	17,862
Total	$34,808
(a)Includes borrowings of $2.7 billion under our Revolving Facility. Amounts outstanding under our Revolving Facility were drawn in 2020 for an initial six-month term. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $0.3 billion available for borrowing under our Revolving Facility as of August 31, 2022.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. In the matter filed by Havana Docks Corporation, the hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On August 31, 2022, the court determined that the trebling provision of the Helms-Burton statute applies to damages and interest. Accordingly, we have adjusted our estimated liability for this matter as of August 31, 2022. The court held a status conference on September 22, 2022, at which time it was determined that a jury trial is no longer necessary. All remaining issues, including calculation of damages and certain pending constitutional matters, will be addressed via briefing to the court. The briefing schedule is set to have all briefing completed on December 2, 2022. In the matter filed by Javier Bengochea on December 20, 2021, the court issued an order inviting an amicus brief from the U.S. government on several issues involved in the appeal. The U.S. government filed its brief and the court ordered the parties to respond. On May 6, 2022 we filed our response brief. We continue to believe we have a meritorious defense to these actions and we believe that any final liability which may arise as a result of these actions is unlikely to have a material impact on our consolidated financial statements.

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raises certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and seeks declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis seeks damages, including its fees and costs, and seeks declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the U.S. District Court for the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation seeks damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. These two cases have now been consolidated in the Southern District of Florida. On April 25, 2022, we moved for summary judgment on our breach of contract claims and on all of DeCurtis’s claims. DeCurtis also filed a motion for summary judgment on certain portions of our claims. Both motions for summary judgment are fully briefed. On July 28, 2022, the court adopted the Magistrate Judge’s report and recommendation granting our opening claim construction brief and denying DeCurtis’s motion for summary judgment regarding the invalidity of various patent claims. The court has set the trial date for February 27, 2023. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

COVID-19 Actions

Private Actions

We have been named in a number of individual actions related to COVID-19. Private parties have brought approximately 73 individual lawsuits as of August 31, 2022 in several U.S. federal and state courts as well as others in France, Belgium, Italy and Brazil. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. As of August 31, 2022, 71 of these individual actions in the U.S. have now been dismissed or settled for immaterial amounts and two remain. We believe the ultimate outcome of the remaining individual actions will not have a material impact on our consolidated financial statements.

Additionally, as of August 31, 2022, 10 purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess and Zaandam in several U.S. federal courts and in the Federal Court of Australia. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of August 31, 2022, nine of these class actions have either been settled individually for immaterial amounts or had their class allegations dismissed by the courts and only the Australian matter remains.

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

As previously disclosed, on June 24, 2022, we finalized a settlement with the New York Department of Financial Services (“NY DFS”) in connection with previously disclosed cybersecurity events, pursuant to which we have paid an amount that did not have a material impact on our consolidated financial statements. In addition, as previously disclosed, we finalized a settlement with the State Attorneys General from 46 states in connection with the same cybersecurity events, pursuant to which we have paid an amount that did not have a material impact on our consolidated financial statements.

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

On March 14, 2022, the U.S. Department of Justice and the U.S. Environmental Protection Agency notified us of potential civil penalties and injunctive relief for alleged Clean Water Act violations by owned and operated vessels covered by the 2013 Vessel General Permit. We are working with these agencies to reach a resolution of this matter. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

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
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of August 31, 2022 and November 30, 2021, we had $1.6 billion and $1.1 billion in reserve funds related to our customer deposits provided to satisfy these requirements which are included within other assets. We continue to expect to provide reserve funds under these agreements. Additionally, as of August 31, 2022 and November 30, 2021, we had $30 million of cash collateral in escrow which is included within other assets.

Ship Commitments

As of August 31, 2022, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2022	$1,117
2023	2,268
2024	1,499	(a)
2025	864	(a)
Thereafter	—
	$5,748

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2022				November 30, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$20,980	$—	$16,431	$—	$19,555	$—	$19,013	$—
Floating rate debt (a)	13,828	—	12,004	—	14,415	—	13,451	—
Total	$34,808	$—	$28,435	$—	$33,970	$—	$32,463	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2022			November 30, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$7,071	$—	$—	$8,939	$—	$—
Short-term investments (a)	—	—	—	200	—	—
Derivative financial instruments	—	—	—	—	1	—
Total	$7,071	$—	$—	$9,139	$1	$—
Liabilities
Derivative financial instruments	$—	$1	$—	$—	$13	$—
Total	$—	$1	$—	$—	$13	$—

(a)Short term investments consist of marketable securities with original maturities of between three and twelve months.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

As of July 31, 2022, we performed our annual goodwill and trademark impairment reviews and determined there was no impairment for goodwill or trademarks.

As of August 31, 2022 and November 30, 2021, goodwill for our North America and Australia (“NAA”) segment was $579 million. We had no goodwill for our Europe and Asia (“EA”) segment as of August 31, 2022 and November 30, 2021.

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
November 30, 2021	$927	$248	$1,175
Exchange movements	—	(30)	(30)
August 31, 2022	$927	$218	$1,145

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the continued effects of COVID-19 on our business, and our updated expectations of the estimated selling values for certain of our ships, we determined that a ship, which we subsequently sold, had a net carrying value that exceeded its estimated discounted future cash flows as of February 28, 2022. We compared the estimated selling value to the net carrying value and, as a result, recognized ship impairment charges as summarized in the table below during the first quarter of 2022. The principal assumption used in our cash flow analyses was the timing of the sale and its proceeds, which is considered a Level 3 input. We believe that we have made reasonable estimates and judgments as part of our assessment. A change in principal assumptions, including those regarding ship deployment given Costa Cruises’ Asia markets, particularly China, remain closed to cruising, may result in a need to perform additional impairment reviews and a need to recognize additional impairment charges.

The impairment charges summarized in the table below are included in ship and other impairments in our Consolidated Statements of Income (Loss).

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2022	2021	2022	2021
NAA Segment	$—	$273	$8	$273
EA Segment	—	202	—	251
Total ship impairments	$—	$475	$8	$524

Refer to Note 1 - “General, Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2022	November 30, 2021
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$—	$1
Total derivative assets		$—	$1
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Other long-term liabilities	$—	$8
Interest rate swaps (b)	Accrued liabilities and other	1	3
	Other long-term liabilities	—	2
Total derivative liabilities		$1	$13

(a)At August 31, 2022, we had no cross-currency swaps. At November 30, 2021, we had a cross currency swap totaling $201 million that was designated as a hedge of our net investment in foreign operations with a euro-denominated functional currency.
(b)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $108 million at August 31, 2022 and $160 million at November 30, 2021 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2022, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties, when applicable.

	August 31, 2022
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$1	$—	$1	$—	$1

	November 30, 2021
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$1	$—	$1	$—	$1
Liabilities	$13	$—	$13	$—	$13

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2022	2021	2022	2021
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$40	$—	$72	$—
Cross currency swaps – net investment hedges - excluded component	$(7)	$—	$(26)	$—
Interest rate swaps - cash flow hedges	$1	$1	$10	$3
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$—	$(1)	$(1)	$(4)
Foreign currency zero cost collars - Depreciation and amortization	$1	$1	$2	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$2	$—	$5	$—

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of August 31, 2022, we have designated $410 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three and nine months ended August 31, 2022, we recognized $32 million and $57 million of gains on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt, which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

At August 31, 2022, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $5.2 billion for newbuilds scheduled to be delivered through 2025.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At August 31, 2022, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance; however, because of the impact COVID-19 is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2022
NAA	$2,880	$2,280	$368	$358	$(126)
EA	1,266	983	173	172	(62)
Cruise Support	41	21	78	36	(94)
Tour and Other	118	94	6	15	3
	$4,305	$3,379	$625	$581	$(279)
2021
NAA	$271	$966	$219	$343	$(1,257)
EA	232	610	139	180	(696)
Cruise Support	14	13	61	34	(94)
Tour and Other	28	27	6	6	(10)
	$546	$1,616	$425	$562	$(2,057)

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2022
NAA	$5,672	$5,335	$1,078	$1,046	$(1,787)
EA	2,389	2,529	524	531	(1,196)
Cruise Support	114	76	154	104	(220)
Tour and Other	154	151	17	26	(40)
	$8,329	$8,092	$1,774	$1,707	$(3,244)
2021
NAA	$291	$1,647	$672	$1,018	$(3,046)
EA	274	1,106	378	550	(1,760)
Cruise Support	15	28	232	95	(341)
Tour and Other	42	51	23	18	(49)
	$621	$2,832	$1,305	$1,681	$(5,196)

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended August 31, 2022	Nine Months Ended August 31, 2022
North America	$2,753	$5,491
Europe	1,456	2,676
Australia and Asia	74	97
Other	22	64
	$4,305	$8,329

As a result of the pause in our guest cruise operations, revenue data for the three and nine months ended August 31, 2021 is not included in the table.

NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2022	2021	2022	2021
Net income (loss) for basic and diluted earnings per share	$(770)	$(2,836)	$(4,495)	$(6,881)
Weighted-average shares outstanding	1,185	1,133	1,154	1,120
Dilutive effect of equity plans	—	—	—	—
Diluted weighted-average shares outstanding	1,185	1,133	1,154	1,120
Basic earnings per share	$(0.65)	$(2.50)	$(3.89)	$(6.14)
Diluted earnings per share	$(0.65)	$(2.50)	$(3.89)	$(6.14)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2022	2021	2022	2021
Equity awards	—	3	1	3
Convertible Notes	52	54	52	54
Total antidilutive securities	52	56	54	57

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2022	November 30, 2021
Cash and cash equivalents (Consolidated Balance Sheets)	$7,071	$8,939
Restricted cash included in prepaid expenses and other and other assets	35	38
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$7,107	$8,976

For the nine months ended August 31, 2022 and 2021, we did not have borrowings or repayments of commercial paper with original maturities greater than three months.

NOTE 9 – Property and Equipment

Ship Sales

During 2022, we sold one NAA segment ship and one EA segment ship and entered into an agreement to sell one NAA segment ship, which collectively represents a passenger-capacity reduction of 4,110 for our NAA segment and 1,410 for our EA segment.

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

During the three months ended August 31, 2022, there were no sales or repurchases under the Stock Swap Program. During the nine months ended August 31, 2022, we sold 5.2 million of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $8 million, which were used for general corporate purposes. During the three and nine months ended August 31, 2021, under the Stock Swap Program, we sold 4.6 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $10 million, which were used for general corporate purposes.

Outside of public equity offerings, during the three months ended August 31, 2022, there were no sales of Carnival Corporation common stock. In addition, outside of public equity offerings, during the nine months ended August 31, 2022, we sold 1.6 million shares of Carnival Corporation common stock at an average price per share of $19.27, resulting in net proceeds of $30 million.

Public Equity Offerings

During the three months ended August 31, 2022, we completed a public equity offering of 117.5 million shares of Carnival Corporation common stock at a price per share of $9.95, resulting in net proceeds of $1.2 billion.

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
•Estimates of ship depreciable lives and residual values
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by COVID-19. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:
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
•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for cruises, impacting our operating costs and profitability.
•Incidents concerning our ships, guests or the cruise industry have in the past and may, in the future, impact the satisfaction of our guests and crew and lead to reputational damage.
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

Known Trends and Uncertainties

•We believe the increased cost of fuel, liquefied natural gas and other related costs are reasonably likely to continue to impact our profitability in both the short and long-term.
•We expect inflation, higher interest rates and supply chain challenges to continue to weigh on our costs, and they are reasonably likely to continue to impact our profitability.
•We believe the increasing global focus on climate change, including the reduction of carbon emissions and new and evolving regulatory requirements, is reasonably likely to materially impact our future costs, capital expenditures and revenues and/or the relationship between them. The full impact of climate change to our business is not yet known.
•In addition, we are experiencing some challenges with onboard staffing which have resulted in occupancy constraints on certain voyages and are reasonably likely to impact our profitability in the short-term.
•We expect a net loss for the fourth quarter of 2022 and continue to expect a net loss for the full year 2022.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2022	2021	2022	2021
Passenger Cruise Days (“PCDs”) (in thousands) (a)	17,700	2,053	36,363	2,219
Available Lower Berth Days (“ALBDs”) (in thousands) (b)	21,015	3,788	51,004	4,405
Occupancy percentage (c)	84%	54%	71%	50%
Passengers carried (in thousands)	2,571	340	5,233	372
Fuel consumption in metric tons (in thousands)	701	344	1,899	852
Fuel consumption in metric tons per thousand ALBDs	33	(d)	37	(d)
Fuel cost per metric ton consumed	$958	$537	$836	$472

Currencies (USD to 1)
AUD	$0.70	$0.75	$0.71	$0.76
CAD	$0.78	$0.80	$0.78	$0.80
EUR	$1.03	$1.19	$1.08	$1.20
GBP	$1.21	$1.39	$1.28	$1.38

The resumption of guest cruise operations has impacted the comparability of all aspects of our business.

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

(d)Fuel consumption in metric tons per thousand ALBDs for 2021 is not meaningful.

Results of Operations

Consolidated
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$2,595	$303	$2,292	$4,753	$326	$4,426
Onboard and other	1,711	243	1,468	3,577	295	3,282
	4,305	546	3,760	8,329	621	7,708
Operating Costs and Expenses
Commissions, transportation and other	565	79	486	1,141	116	1,025
Onboard and other	537	72	465	1,060	94	966
Payroll and related	563	375	188	1,601	834	767
Fuel	668	182	486	1,577	398	1,179
Food	259	52	208	586	80	506
Ship and other impairments	—	475	(475)	8	524	(517)
Other operating	787	381	406	2,118	786	1,332
	3,379	1,616	1,763	8,092	2,832	5,260

Selling and administrative	625	425	199	1,774	1,305	469
Depreciation and amortization	581	562	19	1,707	1,681	26
	4,585	2,603	1,982	11,573	5,817	5,756
Operating Income (Loss)	(279)	(2,057)	1,778	(3,244)	(5,196)	1,952
Nonoperating Income (Expense)
Interest income	24	3	22	34	10	24
Interest expense, net of capitalized interest	(422)	(418)	(5)	(1,161)	(1,253)	92
Gains (losses) on debt extinguishment, net	—	(376)	376	—	(372)	372
Other income (expense), net	(81)	(11)	(70)	(108)	(87)	(21)
	(479)	(802)	323	(1,235)	(1,702)	467
Income (Loss) Before Income Taxes	$(759)	$(2,859)	$2,101	$(4,478)	$(6,898)	$2,420

NAA
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$1,716	$151	$1,565	$3,163	$152	$3,011
Onboard and other	1,164	121	1,044	2,509	139	2,370
	2,880	271	2,609	5,672	291	5,382

Operating Costs and Expenses	2,280	966	1,314	5,335	1,647	3,689
Selling and administrative	368	219	149	1,078	672	406
Depreciation and amortization	358	343	16	1,046	1,018	28
	3,007	1,528	1,479	7,460	3,337	4,123
Operating Income (Loss)	$(126)	$(1,257)	$1,130	$(1,787)	$(3,046)	$1,259

EA
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Passenger ticket	$972	$164	$808	$1,804	$186	$1,619
Onboard and other	294	69	225	585	88	497
	1,266	232	1,034	2,389	274	2,115

Operating Costs and Expenses	983	610	374	2,529	1,106	1,423
Selling and administrative	173	139	34	524	378	146
Depreciation and amortization	172	180	(8)	531	550	(19)
	1,328	929	399	3,585	2,034	1,551
Operating Income (Loss)	$(62)	$(696)	$634	$(1,196)	$(1,760)	$564

We paused our guest cruise operations in March 2020. We began our resumption of guest cruise operations in 2021 and continued into 2022. As of August 31, 2022, 93% of our capacity was serving guests, compared to 35% as of August 31, 2021. Our NAA segment had 95% of its capacity serving guests as of August 31, 2022, compared to 31% as of August 31, 2021. Our EA segment had 92% of its capacity serving guests as of August 31, 2022, compared to 43% as of August 31, 2021. We expect eight of our nine brands will have their entire fleet serving guests by the end of the fourth quarter of 2022. Given Costa Cruises’ significant presence in Asia, particularly China, which remains closed to cruising, the brand continues to evaluate deployment options and fleet optimization alternatives beyond the previously announced transfers of Costa Luminosa to Carnival Cruise Line as well as Costa Venezia and Costa Firenze to the COSTA® by CARNIVAL® concept.

The effects of the COVID-19 global pandemic, inflation, higher fuel prices and higher interest rates are collectively having a material negative impact on all aspects of our business, including our results of operations, liquidity and financial position. The full extent of these impacts are uncertain.

Three Months Ended August 31, 2022 (“2022”) Compared to Three Months Ended August 31, 2021 (“2021”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 60% of our total revenues in 2022 while onboard and other revenues made up 40%. Revenues in 2022 increased by $3.8 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 21.0 million in 2022 as compared to 3.8 million in 2021. Occupancy in 2022 was 84% compared to 54% in 2021.

NAA Segment

Cruise passenger ticket revenues made up 60% of our NAA segment’s total revenues in 2022 while onboard and other cruise revenues made up 40%. NAA segment revenues in 2022 increased by $2.6 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 12.6 million in 2022 as compared to 1.4 million in 2021. Occupancy in 2022 was 92% compared to 68% in 2021.

EA Segment

Cruise passenger ticket revenues made up 77% of our EA segment’s total revenues in 2022 while onboard and other cruise revenues made up 23%. EA segment revenues in 2022 increased by $1.0 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 8.5 million in 2022 as compared to 2.4 million in 2021. Occupancy in 2022 was 73% compared to 47% in 2021.

Operating Costs and Expenses

Consolidated

Operating costs and expenses increased by $1.8 billion to $3.4 billion in 2022 from $1.6 billion in 2021. These increases were driven by our resumption of guest cruise operations and restart related expenses, including the cost of returning ships to guest cruise operations and returning crew members to our ships, the cost of maintaining enhanced health and safety protocols, inflation and supply chain disruptions. We anticipate that many of these costs and expenses will end in 2022.

Fuel costs increased by $486 million to $668 million in 2022 from $182 million in 2021. This increase was caused by higher fuel consumption of 357 thousand metric tons, due to the resumption of guest cruise operations, and an increase in fuel prices of $421 per metric ton consumed in 2022 compared to 2021.

There were no ship impairment charges recognized in 2022 and $475 million of ship impairment charges recognized in 2021.

Selling and administrative expenses increased by $199 million to $625 million in 2022 from $425 million in 2021. This increase was caused by higher administrative expenses and increased advertising and promotional spend incurred as part of our resumption of guest cruise operations.

The drivers in changes in costs and expenses for our NAA and EA segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Gains (losses) on debt extinguishment, net decreased to $0 million in 2022 from $376 million in 2021.

Nine Months Ended August 31, 2022 (“2022”) Compared to Nine Months Ended August 31, 2021 (“2021”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 57% of our total revenues in 2022 while onboard and other revenues made up 43%. Revenues in 2022 increased by $7.7 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 51.0 million in 2022 as compared to 4.4 million in 2021. Occupancy in 2022 was 71% compared to 50% in 2021.

NAA Segment

Cruise passenger ticket revenues made up 56% of our NAA segment’s total revenues in 2022 while onboard and other cruise revenues made up 44%. NAA segment revenues in 2022 increased by $5.4 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 31.4 million in 2022 as compared to 1.4 million in 2021. Occupancy in 2022 was 78% compared to 68% in 2021.

EA Segment

Cruise passenger ticket revenues made up 76% of our EA segment’s total revenues in 2022 while onboard and other cruise revenues made up 24%. EA segment revenues in 2022 increased by $2.1 billion as compared to 2021 due to the resumption of guest cruise operations and the significant increase of ships in service. ALBDs increased to 19.6 million in 2022 as compared to 3.0 million in 2021. Occupancy in 2022 was 60% compared to 43% in 2021.

Operating Costs and Expenses

Consolidated

Operating costs and expenses increased by $5.3 billion to $8.1 billion in 2022 from $2.8 billion in 2021. These increases were driven by our resumption of guest cruise operations and restart related expenses, including the cost of returning ships to guest cruise operations and returning crew members to our ships, higher number of dry-dock days, the cost of maintaining enhanced health and safety protocols, inflation and supply chain disruptions. We anticipate that many of these costs and expenses will end in 2022.

Fuel costs increased by $1.2 billion to $1.6 billion in 2022 from $0.4 billion in 2021. The increase was caused by higher fuel consumption of 1.0 million metric tons, due to the resumption of guest cruise operations, and an increase in fuel prices of $364 per metric ton consumed in 2022 compared to 2021.

We recognized a ship impairment charge of $8 million in 2022 and ship impairment charges of $524 million in 2021.

Selling and administrative expenses increased by $0.5 billion to $1.8 billion for 2022 from $1.3 billion in 2021. The increase was caused by higher administrative expenses and increased advertising and promotional spend incurred as part of our resumption of guest cruise operations.

The drivers in changes in costs and expenses for our NAA and EA segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $0.1 billion to $1.2 billion in 2022 from $1.3 billion in 2021. The decrease was caused by a lower average interest rate as a result of completed refinancing efforts and was partially offset by a higher average debt balance in 2022 compared to 2021.

Gains (losses) on debt extinguishment, net decreased to $0 million in 2022 from $372 million in 2021.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2022, we had $7.4 billion of liquidity including cash and borrowings available under our Revolving Facility. During the remainder of 2022 and 2023 we expect to continue to address maturities well in advance and obtain relevant financial covenant amendments or waivers, as needed.

We had a working capital deficit of $4.5 billion as of August 31, 2022 compared to working capital deficit of $0.3 billion as of November 30, 2021. The increase in working capital deficit was caused by a decrease in cash and cash equivalents, a decrease in short-term investments, an increase in customer deposits and an increase in current portion of long-term debt. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $4.5 billion and $3.1 billion of customer deposits as of August 31, 2022 and November 30, 2021, respectively. We have paid refunds of customer deposits with respect to a portion of cancelled cruises. The amount of any future cash refunds may depend on future cruise cancellations and guest rebookings. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories.

Refer to Note 1 - “General, Liquidity and Management’s Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities

Our business used $1.6 billion of net cash flows in operating activities during the nine months ended August 31, 2022, a decrease of $2.2 billion, compared to $3.7 billion of net cash flows used for the same period in 2021. This was due to a decrease in the net loss and an increase in cash inflows from customer deposits during the nine months ended August 31, 2022 compared to the same period in 2021 and other working capital changes.

Investing Activities
During the nine months ended August 31, 2022, net cash used in investing activities was $3.5 billion. This was driven by the following:
•Capital expenditures of $3.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $776 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $55 million
•Purchases of short-term investments of $315 million
•Proceeds from maturity of short-term investments of $515 million

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

Financing Activities

During the nine months ended August 31, 2022, net cash provided by financing activities of $3.2 billion was caused by the following:
•Issuances of $3.3 billion of long-term debt
•Repayments of $1.1 billion of long-term debt
•Payments of $116 million related to debt issuance costs
•Net repayments of short-term borrowings of $114 million
•Net proceeds of $1.2 billion from the public offering of Carnival Corporation common stock
•Purchases of $82 million of Carnival plc ordinary shares and issuances of $89 million of Carnival Corporation common stock under our Stock Swap Program

During the nine months ended August 31, 2021, net cash provided by financing activities of $4.9 billion was caused by the following:
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

Funding Sources

As of August 31, 2022, we had $7.4 billion of liquidity including cash and borrowings available under our Revolving Facility. In addition, we had $2.9 billion of undrawn export credit facilities to fund ship deliveries planned through 2024. We plan to use future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities.

(in billions)	2022	2023	2024
Future export credit facilities at August 31, 2022	$0.8	$1.6	$0.5

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At August 31, 2022, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt and interest rate swaps, was as follows:

August 31, 2022
Fixed rate	47%
EUR fixed rate	14%
Floating rate	25%
EUR floating rate	13%
GBP floating rate	1%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2022, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions” and “Other Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe may exceed $1 million.

On June 20, 2022, Princess Cruises notified the Australian Maritime Safety Authorization (“AMSA”) and the flag state, Bermuda, regarding approximately six cubic meters of comminuted food waste (liquid biodigester effluent) inadvertently discharged by Coral Princess inside the Great Barrier Reef Marine Park. On June 23, 2022, the UK P&I Club N.V. provided a letter of undertaking for approximately $1.9 million (being the estimated maximum combined penalty). We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

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

Operating Risk Factors

•Events and conditions around the world, including war and other military actions, such as the current invasion of Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel, have led, and may in the future lead, to a decline in demand for cruises, impacting our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the current invasion of Ukraine, and other general concerns. The current invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. These factors may also have the effect of heightening many other risks to our business, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We have been and may continue to be impacted by inflation, higher fuel prices, higher interest rates and supply chain disruptions and may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A.Stock Swap Program

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended August 31, 2022, there were no sales or repurchases under the Stock Swap Program. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 14.1 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $27 million. As of August 31, 2022, the maximum number of Carnival plc Ordinary Shares that may yet be purchased under the Stock Swap Program was 4.2 million.

B.    Repurchases

No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contracts
10.1	Indenture, dated as of August 22, 2022, by and between Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to the 5.75% Convertible Senior Notes due 2024.	8-K	4.1	8/22/2022
10.2	Special Performance-Based Restricted Stock Unit Agreement for Josh Weinstein under the Carnival Corporation 2020 Stock Plan.				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, as filed with the Securities and Exchange Commission on September 30, 2022, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2022 and 2021;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2022 and 2021;				X
	(iii) the Consolidated Balance Sheets at August 31, 2022 and November 30, 2021;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2022 and 2021;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2022 and 2021;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, as filed with the Securities and Exchange Commission on September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Josh Weinstein	By:	/s/ Josh Weinstein
	Josh Weinstein		Josh Weinstein
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: September 30, 2022		Date: September 30, 2022