Form 10-K
period 2022-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2023-01-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $12.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 12, 2023, Carnival Corporation had outstanding 1,113,479,515 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 12, 2023, Carnival plc had outstanding 186,136,095 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 1,113,479,515 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 Annual Report and 2023 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

1

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2022

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2022 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2022 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2023 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Item 14.    Principal Accountant Fees and Services.

PART I

Item 1. Business.

A. Overview

I.Summary

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as if they are a single economic enterprise with a single executive management team and identical Boards of Directors, but each has retained its separate legal identity. Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “company,” “our,” “us” and “we.” We are the largest global cruise company and among the largest leisure travel companies with a portfolio of world-class cruise lines. With operations in North America, Australia, Europe and Asia, our portfolio features - AIDA Cruises, Carnival Cruise Line, Costa Cruises, Cunard, Holland America Line, Princess Cruises, P&O Cruises (Australia), P&O Cruises (UK) and Seabourn.

II.Mission (Purpose), Vision, Values and Priorities

Mission (Purpose)

To deliver unforgettable happiness to our guests by providing extraordinary cruise vacations, while honoring the integrity of every ocean we sail, place we visit and life we touch.

Vision

As the global leader in the cruise industry, we will lead the way in innovative and sustainable cruising to deliver memorable vacations and build borderless connections.

Culture Essentials (our Core Values)

•Speak Up - Our voice is our strength. Every one of us, regardless of level or role, speaks up when we have questions, comments, concerns, or new ideas. If we see something wrong or that doesn’t seem right, we say something and trust our voices will be heard without fear of retaliation.
•Respect & Protect - The health, safety and well-being of our people and the planet are vital. We choose to take decisive actions to respect and protect every life we touch, the places we sail and the laws that govern us.
•Empower - We and our team members have the time, tools and support we need to do our best work. We’re empowered to take personal ownership and accountability to succeed, and we take pride in our work.
•Improve - Our business is built on forward motion. We have the courage to dream big, driving innovation and continuous improvement in guest and team member experiences, operations, compliance, sustainability and beyond.
•Listen & Learn - We listen actively and seek to understand before responding, because the more perspectives we have, the better decisions we make. We value and respect the words and ideas of others, keeping an open mind, and learning from our successes and failures.
•Communicate - We openly share our knowledge, skills and information across brands, functions and the entire company to further our collective success. Together we champion our mission, vision, values and company priorities.

Priorities

Ensure each of our world-class brands owns its space in the vacation market by delivering extraordinary experiences tailored to its guests.
We understand vacation expectations and preferences vary widely among our diverse audience of potential guests. To fulfill our mission, and in the process achieve outstanding guest satisfaction levels, industry-leading demand and greatly improved pricing, each of our brands must carve out a distinct identity for delivering cruise experiences. Our brands must effectively market their uniqueness to existing and potential guests and deliver on their promise across the entire guest journey.

Become travel and leisure’s employer of choice.
We celebrate our diverse team of over 160,000 team members representing approximately 150 countries and are committed to providing a welcoming and inclusive environment where people from different backgrounds, experiences and walks of life can succeed. We care deeply for our team members and must always cultivate an atmosphere of openness, respect and trust. We know our team members are at the heart of inspiring unforgettable happiness, so we strive to be the world’s number-one choice for hospitality, travel and leisure careers.

Maintain our commitment to seek excellence in compliance, environmental protection and in looking after the safety, health and well-being of every life we touch.
Achieving our mission depends on being good corporate citizens and stewards of the environment. Safeguarding the planet we call home, our guests, the communities we serve, and our Carnival family, and complying with the laws and regulations that govern our business, is vital to our success.

Set the pace with the industry’s smartest solutions that deliver on our sustainability roadmap to 2030.
Our earth, ecosystem and environment mean everything to us. Without the incredible communities and scenic spaces we operate in, our mission of inspiring unforgettable happiness would be impossible. We’re determined to lead the way in sustainable cruising by promoting positive climate action, contributing to a circular economy, partnering with the communities we sail to and from and reducing our carbon footprint. To do this, we are investing in technology upgrades and fleet improvements, piloting alternative fuel types, optimizing itineraries and cultivating a workforce that mirrors the diversity of the communities we encounter along the way.

Strengthen our balance sheet and deliver long-term shareholder value.
In recent years, travel and leisure has endured volatility unlike anything seen in modern history, including unique obstacles that disproportionally affected the cruise industry. With our operations now approaching full strength and the continued support of our guests, team members, investors and other stakeholders, we are focused on our financial fitness. We’re determined to drive revenue, operate effectively and efficiently at scale, generate record levels of cash from operations and invest our capital wisely. We believe this will allow us to responsibly reduce our debt over time and return to strong profitability and investment-grade credit ratings.

B. Global Cruise Industry

I. Overview

In the face of the global impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021. As of November 30, 2022, 97% of our capacity is currently serving guests.

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

Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience has a more casual ambiance and historically includes cruises that last seven days or less. The premium experience emphasizes quality, comfort, style and more destination-focused itineraries and appeals to those who are more affluent. The premium experience generally includes cruises that last from seven to 14 days. The luxury experience is usually characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible by larger ships. We have product and service offerings in each of these three broad classifications.

II. Passenger Capacity by Ocean Going Vessels

	Passenger Capacity as of December 31 (a) (b)
Calendar Year	Global Cruise Industry (c)	Carnival Corporation & plc
2019	589,820	254,010
2020	607,500	246,450
2021	636,270	253,950
2022	663,970	259,060
2023	701,490	263,730
2024	729,820	268,050
2025	764,440	272,360

(a)Includes ships which have resumed guest cruise operations and ships expected to resume guest cruise operations.
2023 - 2025 excludes four ships which will be removed from our fleet. 2023-2025 data is estimated based on announced newbuilds and ship retirements and does not include an estimate for unannounced ship retirements.
(b)In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(c)Global cruise industry data was obtained from Cruise Industry News.

C. Our Global Cruise Business

I. Segment Information

	Ships in Service or Expected to Return to Service as of November 30, 2022 (a)
	Passenger Capacity		Percentage of Total Capacity	Number of Cruise Ships
North America and Australia (“NAA”) Segment
Carnival Cruise Line	75,530	(b)	30%	24
Princess Cruises	46,280		18	15
Holland America Line	22,920		9	11
P&O Cruises (Australia)	7,230		3	3
Seabourn	2,840		1	6
	154,800		61	59

Europe and Asia (“EA”) Segment
Costa Cruises (“Costa”)	39,580	(b) (c)	16	11
AIDA Cruises (“AIDA”)	33,540	(d)	13	12
P&O Cruises (UK)	19,020		7	6
Cunard	6,820		3	3
	98,960		39	32
	253,760		100%	91

(a)As of January 12, 2023, includes three Costa ships, with a passenger capacity of 10,880, which are not in guest cruise operations and are expected to return to service.
(b)Costa Venezia with a passenger capacity of 4,200 and Costa Firenze with a passenger capacity of 4,240 will be transferred to Carnival Cruise Line in 2023 and 2024, respectively.
(c)Excludes Costa Magica, with a passenger capacity of 2,700, which will not resume guest cruise operations. Includes Costa Fortuna, with a passenger capacity of 2,700, which is expected to stop guest cruise operations in April 2023.
(d)Excludes AIDAvita, with a passenger capacity of 1,270, which will not resume guest cruise operations. Includes AIDAaura, with a passenger capacity of 1,270, which is expected to stop guest cruise operations in September 2023.

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

II. Passengers Carried

In 2022, we carried 7.7 million passengers, consisting of 5.6 million carried by our NAA segment and 2.1 million carried by our EA segment, which was lower than our historical levels as a result of the pause and subsequent resumption of our guest cruise operations. In 2019, our most recent full year of guest cruise operations, our brands carried 12.9 million passengers, 8.6 million carried by our NAA segment and 4.2 million carried by our EA segment.

III. Ships Under Contract for Construction

As of November 30, 2022, we have a total of 6 cruise ships expected to be delivered through 2025. Our ship construction contracts are with Fincantieri and MARIOTTI in Italy and Meyer Werft in Germany.

	Expected Delivery Date	Passenger Capacity Lower Berth
Carnival Cruise Line
Carnival Jubilee (a)	December 2023	5,370
Princess Cruises
Sun Princess (a)	January 2024	4,320
Newbuild (a)	July 2025	4,320
Seabourn
Seabourn Pursuit	July 2023	260
P&O Cruises (UK)
Arvia (a)	December 2022	5,290
Cunard
Queen Anne	April 2024	3,000

(a)Powered by LNG

IV. Cruise Brands

Carnival Cruise Line is “The World’s Most Popular Cruise Line®” and has provided multi-generational family entertainment at exceptional value to its guests for 50 years. Carnival Cruise Line creates an environment where guests can be their most playful selves on ships that are designed to inspire the experience of bringing people together, with limitless opportunities for guests to create their own fun. Carnival Cruise Line is teaming up with Costa Cruises to create a new concept for Carnival’s North American guests when Carnival Fun Italian StyleTM debuts in the spring of 2023. Carnival Fun Italian StyleTM will marry the great service, food and entertainment that Carnival’s guests enjoy with Costa’s Italian design features.

For over 55 years, Princess has sailed the world connecting guests to what matters most – the people they love, the people they meet and the destinations they visit. Princess delivers effortless, personalized cruising thanks to the Princess Medallion, a revolutionary wearable that anticipates guests’ needs, wants and desires so guests can enjoy more of what they love.

Holland America Line has been exploring the world for 150 years and was the first cruise line to offer adventures in Alaska and Yukon. Its fleet offers an ideal mid-sized ship experience. Holland America Line’s ships feature a diverse range of enriching experiences focused on destination exploration and personalized travel. Live music at sea fills each evening at Music Walk, and dining venues feature exclusive selections from a Culinary Council of world-famous chefs.

For 90 years, P&O Cruises (Australia) has taken Australians & New Zealanders on dream holidays to the most incredible destinations along the Australian coast as well as the idyllic South Pacific. The home-grown cruise line delivers a holiday with great entertainment, world-class dining and unforgettable onboard experiences. Delivered in the Aussie way, guests can choose to do everything, or nothing at all, with P&O Cruises (Australia).

Seabourn, the most modern luxury fleet at sea, sails to legendary cities and less-traveled ports. Its smaller, more intimate ships allow guests to discover the unexpected—about the world and about themselves. Guests enjoy ocean-front suites and epicurean dining is theirs on demand. With nearly one team member for every guest, its guests make meaningful connections. With Seabourn, they go further, deeper and experience luxury in action. On a voyage so seamless, so all-inclusive and so far beyond compare, guests never want it to end.

For more than 70 years, Costa’s ships have sailed the seas of the world, offering a diverse choice of cruise holidays. Costa primarily serves guests from Continental Europe, enriching them through the exploration of the most beautiful destinations on five continents. Costa brings a modern Italian lifestyle to its ships and provides guests with a true European experience that embodies a uniquely Italian passion for life through warm hospitality, entertainment and gastronomy, that makes Costa different from any other cruise experience.

AIDA is the leading and most recognized brand in the German cruise market. AIDA delivers unique travel experiences with modern comfort, where guests of all ages feel at home and enjoy consistently excellent service accompanied by the AIDA smile. Guests across generations enjoy the German-inspired modern premium lifestyle cruise experience with a wide variety of culinary delights, first-class entertainment, unforgettable shore excursions, numerous sports activities, and spacious wellness areas to relax.

P&O Cruises (UK) is Britain’s biggest cruise line, welcoming guests to extraordinary travel experiences designed in a distinctively British way - through a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises (UK)’s fleet of premium ships deliver authentic travel experiences around the globe, combining style, quality and innovation with a sense of occasion and attention to detail, to create a truly memorable holiday.

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

V. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2022	2021	2019	Brands Mainly Serving
United States and Canada	5,140	660	7,170	Carnival Cruise Line, Princess Cruises, Holland America Line, Seabourn and Cunard
Continental Europe	1,610	390	2,590	Costa and AIDA
United Kingdom	660	170	780	P&O Cruises (UK) and Cunard
Australia and New Zealand	230	0	920	Carnival Cruise Line, Princess Cruises and P&O Cruises (Australia)
Asia	10	—	1,110	Princess Cruises and Costa
Other	80	10	300
Total	7,730	1,220	12,870

As a result of the resumption of guest cruise operations, data for 2022 and 2021 is not representative of a full year of operations. Due to the pause of our guest cruise operations, data for 2020 is not meaningful and is not included in the table. We have provided 2019 data as it is our most recent full year of guest cruise operations.

VI. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2022	2021	2019
Caribbean	34%	32%	32%
Europe without Mediterranean	20	23	14
Mediterranean	18	29	13
Alaska	8	4	6
Australia and New Zealand	3	—	7
China	—	—	4
Other	18	12	25
	100%	100%	100%

Due to the resumption of guest cruise operations, data for 2022 and 2021 is not representative of a full year of operations. Due to the pause of our guest cruise operations, data for 2020 is not meaningful and is not included in the table. We have provided 2019 data as it is our most recent full year of guest cruise operations.

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

VIII. Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter typically results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. This historical trend was disrupted in 2020 by the pause and in 2021 and 2022 by the subsequent resumption of our guest cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season.

IX. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2022, we earned 42% of our cruise revenues from onboard and other revenue goods and services including:

• Beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

In 2019, our most recent full year of guest cruise operations, we earned 30% of our cruise revenues from onboard and other revenues.

X. Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers. Our goal has always been to increase consumer awareness for cruise vacations and further grow our share of their vacation spend. We measure and evaluate key drivers of guest loyalty and their satisfaction with our products and services that provide valuable insights about guests’ cruise experiences. We closely monitor our net promoter scores, which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family, including those new-to-cruise.

During 2022, in connection with the resumption of guest cruise operations, we increased our marketing and advertising programs after significantly reducing both during 2020 and 2021. Our brands have comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities have generally been designed to reach a local region in the local language. We are focused on driving further brand differentiation and clarity around each of our brand’s optimal target segments, ensuring that our creative marketing speaks to each brand’s target audience and launching more effective digital performance marketing and lead generation approaches. Our marketing efforts historically have allowed us to attract new guests online by leveraging the reach and impact of digital marketing and social media. Over time, we have invested in new marketing technologies to deliver more engaging and personalized communications. This has helped us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services.

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

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive pricing, promotional policies and joint marketing and advertising programs. During 2022, no group of travel agencies under common control accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services. In 2022, we held a variety of virtual and in-person trainings and educational programs to continue to support and develop our travel agent partners, including ship visits to familiarize our travel agent partners with our enhanced health and safety protocols.

All of our brands have internet booking engines to allow travel agents to book our cruises. Additionally, all of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online. These sites interface with our brands’ social networks, blogs and other social media sites, which allow them to develop greater contact and interaction with their guests before, during and after their cruise. We also employ vacation planners who support our sales initiatives by offering our guests one-on-one cruise planning expertise and other services.

    XII. Human Capital Management and Employees

Our shipboard and shoreside employees are sourced from approximately 150 countries. In connection with our resumption of guest cruise operations in 2022, we increased the number of employees onboard our ships from the reduced levels during 2021 and 2020. In 2022, we had an average of 75,000 employees onboard our ships, excluding employees on leave. Our shoreside operations had an annual average of 10,000 full-time and 2,000 part-time/seasonal employees. In 2019, our most recent full year of guest cruise operations, we had an average of 92,000 employees on our ships, excluding employees on leave and our shoreside operations had an annual average of 12,000 full-time and 2,000 part-time/seasonal employees. Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with Alaska’s cruise season.

Gender Diversity:

	Approximate Average for 2022 (a)
	Female	Male
Shoreside Employees	7,000	5,000
Shipboard Employees	13,000	62,000
Total Employees	20,000	67,000

	As of November 30, 2022
	Female	Male
Boards of Directors	4	9
Non-Director Senior Management and Company Secretary	6	7
Non-Director Senior Management and Company Secretary Direct Reports	27	57

(a)    These amounts are approximations and at times, fluctuate significantly due to the seasonality of our business.

We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 55% and 24%, respectively. We consider our employee and union relationships to be strong.

A team of highly motivated and engaged employees is key to providing extraordinary cruise vacations. To facilitate the recruitment, development and retention of our valuable employees, we strive to make Carnival Corporation & plc a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

a.Talent Development

We believe in the investment in our team members through the training and development of both shoreside and shipboard employees. We leverage a combination of virtual and in-person training to ensure that our teams are well-prepared to carry out their individual and collective responsibilities.

For our shipboard employees, our goal is to be a leader in delivering high quality professional maritime training, as evidenced by the Arison Maritime Center. The Center is home to the Center for Simulator Maritime Training (“CSMART”). The leading-edge CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available, with the capacity to provide annual professional training for all our bridge, engineering and environmental officers. CSMART participants receive a maritime training experience that fosters advanced knowledge and skills development, critical thinking and problem solving; all in a professional learning environment where our corporate culture is reinforced. CSMART also offers training related to liquefied natural gas (“LNG”) technology as well as an environmental officer training program and additional environmental courses for bridge and engineering officers to further enhance our training on environmental awareness and protection.

b.Succession Planning

Our Boards of Directors believe that planning for succession is an important function. Our multi-brand structure enhances our succession planning process. At the corporate level, a highly-skilled management team oversees a collection of cruise brands. We continually strive to foster the professional development of management and team members in other critical roles. As a result, we have developed a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to all of our executive positions, including our CEO.

In August 2022, Josh Weinstein, previously our Chief Operations Officer, was appointed President, CEO and Chief Climate Officer. Josh Weinstein has a long history of success in critical senior-level roles for our company. In his most recent assignment for the past two years as Chief Operations Officer he oversaw all major operational functions including global maritime, global ports and destinations, global sourcing, global IT and global auditing. During this time, he also oversaw Carnival UK, the operating company for P&O Cruises (UK) and Cunard, which he previously managed directly for three years as president. Prior to his role with Carnival UK, he was our company’s treasurer for 10 years.

XIII. Port Destinations and Private Islands

We operate a portfolio of port destinations and private islands enabling us to offer exceptional guest experiences by creating a wide variety of high quality destinations around the world that are uniquely tailored to our guests’ preferences. In addition, to secure preferential berth access to third-party ports, we enter into berthing agreements and commitments.

In May 2022, Carnival Cruise Line broke ground on its new Carnival Grand Bahama cruise port destination, expected to open in 2025 and located on the south side of Grand Bahama Island. The new cruise port development will include a pier able to accommodate up to two of our largest ships simultaneously, welcoming guests to a stunning beach and further expanding our experience offerings for our guests. Additionally, our investment in this cruise port destination will support our efforts to design more energy efficient itineraries based on its strategic location. Carnival Grand Bahama will be an important addition to our current portfolio of six corporate operated ports and destinations in the Caribbean:

•Puerta Maya in Cozumel, Mexico
•Grand Turk Cruise Center in Turks & Caicos
•Mahogany Bay in Isla Roatan, Honduras
•Amber Cove in the Dominican Republic
•Half Moon Cay, a private island in The Bahamas
•Princess Cay, a private island in The Bahamas

    XIV. Ethics and Compliance

We believe a strong ethics and compliance culture is imperative for the success of any company. Our compliance framework includes a Global Ethics and Compliance (“GE&C”) department, which is led by our Chief Risk and Compliance Officer who leads the effort to promote and monitor a strong ethics and compliance culture throughout the company. The main responsibilities of the GE&C department are to collaboratively:

•Identify, assess, monitor, prevent, detect and report on compliance risk
•Ensure compliance accountabilities and responsibilities are clear across the company
•Promote a strong culture of ethics and compliance
•Drive ethics and compliance continuous improvements

To further heighten the focus on ethics and compliance, our Boards of Directors have Compliance Committees, which oversee the GE&C department and maintain regular communications with our Chief Risk and Compliance Officer.

XV. Sustainability

We strive to be a company that people want to work for and to be an exemplary global corporate citizen. Our commitment and actions to keep our guests and crew members safe and well, protect the environment, develop and provide opportunities for our workforce, strengthen stakeholder relations and enhance both the communities where we work as well as the port communities that our ships visit, are reflective of our brands’ core values and vital to our success.

In 2021, we established goals for 2030 which incorporate six key focus areas listed below that align with elements of the United Nation’s Sustainable Development Goals and build on the momentum of our successful achievement of our 2020 sustainability goals.

Sustainability Goals Progress

The tables below represent our progress on each of our six key focus areas:

2030 Climate Action Goals	Status (a)	Our Progress
Achieve 20% carbon intensity reduction relative to our 2019 baseline measured in both grams of CO2e per ALB-km and kilograms of CO2e per ALBD	On Track	Achieved 2% carbon intensity reduction on an ALB-km basis and 4% on an ALBD basis. For ships in guest cruise operations, achieved 11% carbon intensity reduction on an ALB-km basis and 13% on an ALBD basis
Reduce absolute particulate matter air emissions by 50% relative to our 2015 baseline	Achieved
Increase fleet shore power connection capability to 60% of the fleet	On Track	57% of the fleet has shore power connection capability
Expand our LNG program	On Track	Seven LNG ships across the fleet
Optimize the reach and performance of our Advanced Air Quality System program	On Track	93% of the fleet has Advanced Air Quality Systems installed (b)
Expand battery, fuel cell and biofuel capabilities	Ongoing	Piloted the use of biofuels as a replacement for fossil fuel on two ships
Reduce Scope 3 (indirect) emissions associated with food procurement and waste management	Ongoing	Completed an inventory of our Scope 3 emissions. Following the Greenhouse Gas Protocol, we estimate that our Scope 3 emissions represent approximately half of our total emissions
Identify carbon offset options only when energy efficiency options have been exhausted	Ongoing	Continuing to monitor the carbon offset market and options, as well as exploring carbon capture and storage opportunities

2030 Circular Economy Goals	Status (a)	Our Progress
Achieve 50% single-use plastic item reduction in 2021	Achieved
Achieve 30% unit food waste reduction by 2022 and 50% unit food waste reduction by 2030	• 2022 goal achieved • 2030 goal on track	•Established interim goal to achieve 40% unit food waste reduction by 2025
Increase Advanced Waste Water Treatment System coverage to >75% of our fleet capacity	On Track	Achieved 64% coverage of fleet capacity
Send a larger percentage of waste to waste-to-energy facilities where practical	Ongoing	Completed a baseline of our waste programs in the U.S.
Partner with primary vendors to reduce upstream packaging volumes	Ongoing	Completed a packaging reduction pilot program with our primary engine supplier and achieved a reduction of approximately 44%

2030 Good Health and Well-Being Goals	Status (a)	Our Progress
Committed to continued job creation	Ongoing	•Increased the number of employees on board our ships from the reduced levels during the pause in guest cruise operations •Opened and filled a significant number of shoreside positions
Establish measurable Company Culture metrics and set annual improvement targets	Ongoing	Established Company Culture metrics with semi-annual Culture surveys and are in the process of establishing improvement targets
Implement global well-being standards by 2023	Ongoing
•Continued to work with authorities to arrange for COVID-19 vaccinations and boosters for our crew members, many of whom may not have had access to vaccines
•Maintained and evolved onboard public health protocols to reflect the changing nature of the pandemic while protecting our guests and crew members responsibly

Reduce the number of guest and crew work-related injuries	Ongoing	Continued to implement initiatives to prevent guest and crew injuries

2030 Sustainable Tourism Goals	Status (a)	Our Progress
Animal Welfare – responsible sourcing
•Achieve 100% cage free eggs by the end of 2025.
•Achieve 100% responsible chicken sourcing by the end of 2025
•Achieve 100% gestation crate-free pork by the end of 2025

	On Track	Continued to work with our supply chain and met our glidepath targets for FY2022 - achieved 58% cage free eggs, 25% responsible chicken and 29% gestation crate-free pork purchases
Establish partnerships with destinations focused on sustainable economic development, preservation of local traditions, and capacity management	Ongoing
•Broke ground on a new cruise port destination on Grand Bahama Island, which is expected to open in 2025. The new port will provide business opportunities for the residents of Grand Bahama with an estimated 1,000 local jobs
•Working with ports of Miami, Galveston, Barcelona, Savona and Genoa to support their shore power development efforts
•Joined the Alaska Green Corridor partnership to explore methods to accelerate the reduction of greenhouse gas emissions
•Costa Cruises continued with the “Traditions in the Future” project which supports the preservation of traditional arts and crafts to a new generation of artisans

Continue to support disaster resilience, relief, and recovery efforts	Ongoing
•Provided temporary housing for 1,500 Ukrainian refugees on a Holland America Line ship for five months
•Launched brand specific projects and provided overall support to our Ukrainian crew members and their families

Build stronger community relationships in our employment bases and destinations via employee volunteering programs	Ongoing	Conducted multiple costal cleanups involving shipboard- and shoreside employees and partners in various locations around the world

2030 Biodiversity and Conservation Goals	Status (a)	Our Progress
Support biodiversity and conservation initiatives through select NGO partnerships	Ongoing	Continued working with the Ocean 100 Dialogues to support ocean stewardship with a focus on climate change and biodiversity
Conduct audits and monitor animal encounter excursions regularly	Ongoing	Published Animal Welfare Statement for Excursions & Experiences on our website

2030 Diversity, Equity and Inclusion Goals	Status (a)	Our Progress
Ensure our overall shipboard and shoreside employee base reflects the diversity of the world	Ongoing	Continued to employ shipboard crew members from approximately 150 countries around the world
Expand shipboard and shoreside diversity, equity, and inclusion across all ranks and departments	Ongoing
•Half of the global direct reports to our CEO are women
•Named as one of the World’s Top Female-Friendly Companies by Forbes
•Named as one of the World’s Best Employers by Forbes
•Recognized as one of America’s Best Employers for Diversity by Forbes
•Named among Best Companies for Latinos to Work by Latino Leaders Magazine
•Earned a perfect score of 100 from the Human Rights Campaign (HRC) and designation as one of the Best Places to Work for LGBTQ+ equality

(a)On Track - Quantifiable/numerical goals that are showing a positive trend towards achieving the goal.
Ongoing - Qualitative/non-numerical goals which are currently in progress.
(b)Excluding LNG ships.

A key focus of our sustainability efforts is climate action, which includes our commitment to reduce carbon emissions and our aspiration to achieve net carbon-neutral operations. We have made significant progress towards our 2030 carbon intensity reduction goals of 40% from a 2008 baseline, measured in both grams of CO2e per available lower berth kilometer (“ALB-km”) and kilograms of CO2e per available lower berth day (“ALBD”). During 2022, we updated the baseline year for both goals to 2019 from 2008. Both 2030 goals now require a 20% improvement from 2019. With the updated baseline year, we strengthened our 2030 goal measured in kilograms of CO2e per ALBD since the initial 2030 goal would only have required a further 15% reduction from 2019 levels. Our goal measured in grams of CO2e per ALB-km remains the same. In addition, this new baseline year helps us better communicate recent progress against our climate goals to our investors and stakeholders as well as modernize our disclosures in alignment with developing best practice and reporting standards.

We plan to achieve our 2030 carbon intensity goals based on the following planned actions:
•The delivery of larger-more efficient ships, as part of our ongoing newbuild program, some of which will replace existing ships in our fleet
•Designing more energy-efficient itineraries
•Investing in port and destination projects
•Continuing to invest in new technologies and energy efficiency projects for our existing fleet; since 2016, we have invested over $350 million

We have considered the above planned actions in connection with the preparation of our financial statements and any estimates used in the preparation of our financial statements, include projections (where applicable) consistent with the above planned actions.

In addition to our 2030 sustainability goals, we are committed to continuing our reduction of carbon emissions and have aspirations to achieve net carbon-neutral operations by 2050, well ahead of current International Maritime Organization (“IMO”) targets. While fossil fuels are currently the only viable option for our industry, we are closely monitoring technology developments and partnering with key organizations to help identify and scale new technologies not yet ready for the cruise industry. For example, we are piloting maritime scale battery technology and methanol powered fuel cells and working with classification societies and other stakeholders to assess lower carbon fuel options for cruise ships, which includes methanol, bioLNG, eLNG, hydrogen, and biofuels. During 2022, we piloted the use of biofuel as a replacement for fossil fuel on two of our ships. AIDAprima became the first larger-scale cruise ship to be powered with a blend of marine biofuel, made from 100% sustainable raw materials, and marine gasoil (“MGO”). Additionally, Holland America Line completed two pilots on Volendam, one using a blend of marine biofuel and another using 100% biofuel, becoming the first larger-scale cruise ship to be powered 100% by biofuel. The certified biofuels used in these pilots offer environmental benefits compared to using fossil fuels alone through their lifecycle CO2 reductions. These biofuels can be used in existing ship engines without modifications to the engine or fuel infrastructure, including on ships already in service. While alternative fuels may provide a path to decarbonization for the maritime industry, there are significant supply challenges that must be resolved before viability is reached. We are working with suppliers to encourage investment in a reliable supply infrastructure.

During 2022, we also announced the global rollout of Service Power Packages, a comprehensive set of technology upgrades, which will be implemented over the next several years across a portion of the fleet. These upgrades include the following elements designed to reduce both fuel usage and greenhouse gas (“GHG”) emissions while also contributing to cost savings:
•Comprehensive upgrades to each ship’s hotel HVAC systems
•Technical systems upgrades on each ship
•State-of-the-art LED lighting systems
•Remote monitoring and optimization of energy usage and performance

The Service Power Package upgrades are part of our ongoing energy efficiency investment program and are expected to further improve energy savings and reduce fuel consumption. Upon completion, these upgrades are expected to deliver an average of 5-10% fuel savings per ship.

In addition, we have five Air Lubrication Systems (“ALS”) currently operating in our fleet, we are currently installing ALS on six ships and we are planning at least eight more installations. ALS cushion the flat bottom of a ship’s hull with air bubbles, which reduces the ship’s frictional resistance and the propulsive power required to drive the ship through the water, which is expected to generate approximately 5% savings in fuel consumption and reductions in carbon emissions on ALS equipped ships.

As part of our plan for carbon footprint reduction, we have 11 LNG powered cruise ships that are expected to join the fleet through 2025, including seven ships already in operation as of November 30, 2022. In total, these ships are expected to represent 20% of our total future capacity by summer 2025. All of our LNG ships also have the capability to run on conventional fuels. The price of LNG in certain markets has been unattractive compared to other alternatives, and as such, at times we use conventional fuels to power our LNG ships.

LNG is a fossil fuel and generates carbon emissions. Its direct CO2 emissions are lower than those of conventional fuels and it emits effectively zero sulfur oxides (only the sulfur in the pilot fuel is present), reducing nitrogen oxides by 85% and particulate matter by 95%-100%. The types of engines that we use are subject to small amounts of methane slip (the passage of un-combusted methane through the engine). There are different views relating to the measurement of the environmental impact of LNG, including the methane slip. Our disclosures report our emissions, including methane slip, as part of our total carbon emissions (reported as CO2e) using the 100-year global warming potential time frame and measured on a “tank to wake” basis. We are working closely with our engine manufacturers and other technology providers to further mitigate methane slip, and have recently joined the Methane Abatement in Maritime (“MAM”) Innovation Initiative, where we will partner with other major maritime players to seek solutions for this challenge.

We pioneered the use of Advanced Air Quality Systems on board our ships to aid in the reduction of sulfur and lifecycle GHG emissions and are promoting the use of shore power. Shore power enables our ships to use shoreside electric power, where available, while in port rather than running their engines to power their onboard services, resulting in reduced ship air emissions. We have continued our work with several local port authorities to utilize cruise ship shore power connections.

As part of our sustainability strategy, we have voluntarily reported our carbon footprint via the CDP (formerly, the Carbon Disclosure Project) each year since 2006. The CDP rates companies on the depth and scope of their disclosures and the quality of their reporting. We developed a GHG inventory management plan in 2010 in accordance with the requirements of International Organization for Standardization (“ISO”) 14064-1:2018(E) standard and The Greenhouse Gas Protocol. Our submission includes details of our most recently compiled emissions data and reduction efforts, along with the results of an independent, third-party verification of our GHG emissions inventory. We also disclose our water stewardship through the CDP water program.

Carnival Corporation & plc’s environmental management system is certified in accordance with the ISO 14001:2015 Environmental Management System standard.

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

a.    Climate-Related Financial Disclosures

Under the UK Listing Rule LR 9.8.6R, Carnival plc is required to report certain climate-related financial disclosures for the year ended November 30, 2022, and with a goal towards transparency and consistent disclosure amongst our filings and stakeholders, we are including the UK required disclosures in our Form 10-K filing. Accordingly, we set out below our climate-related financial disclosures fully consistent with 10 out of the 11 Task Force on Climate-Related Financial Disclosures (“TCFD”) Recommendations and Recommended disclosures. For Metrics and Targets recommended disclosures b), we are partially consistent, as further work is underway to fully measure and disclose our Scope 3 GHG emissions, which we expect to disclose in our 2023 Strategic Report. Our consistency with the TCFD’s four pillars, Governance, Strategy, Risk Management and Metrics and Targets, and the recommendations thereof, are represented in the table below.

TCFD Pillar	Recommended disclosures	Section Reference
Governance	a) Describe the Boards’ oversight of climate-related risks and opportunities.	Governance
b) Describe management’s role in assessing and managing climate-related risks and opportunities.
Strategy	a) Describe the climate-related risks and opportunities the organisation has identified over the short, medium, and long term.	Strategy: Qualitative scenario analysis
	b) Describe the impact of climate-related risks and opportunities on the organisation’s businesses, strategy, and financial planning.	Strategy: Quantitative Scenario Analysis
c) Describe the resilience of the organisation’s strategy, taking into consideration different climate-related scenarios, including a 2°C or lower scenario.
Risk Management	a) Describe the organisation’s processes for identifying and assessing climate-related risks.	Risk Management: Climate Risk and Opportunity Identification, Owner Assignment and Assessment
	b) Describe the organisation’s processes for managing climate-related risks.	Risk Management: Climate Risk and Opportunity Monitoring, Management and Reporting
	c) Describe how processes for identifying, assessing, and managing climate-related risks are integrated into the organisation’s overall risk management.	Risk Management: Integration into our overall risk management
Metrics and Targets	a) Disclose the metrics used by the organisation to assess climate-related risks and opportunities in line with its strategy and risk management process.	Metrics and Targets
b) Disclose Scope 1, Scope 2, and, if appropriate, Scope 3 GHG emissions, and the related risks.
c) Describe the targets used by the organisation to manage climate-related risks and opportunities and performance against targets.

Governance

The Chief Climate Officer (“CCO”) and the Boards of Directors are responsible for the oversight of climate-related matters and are directly supported by members of executive management. In addition, the CCO and the Boards of Directors set the tone at the top with regards to embedding a climate risk culture through fulfilling their responsibilities as outlined in the climate risk management framework.

In January 2022, the Boards of Directors appointed Arnold Donald, President and CEO at the time, to the additional role of CCO. In August 2022, Josh Weinstein, our Chief Operations Officer assumed the roles of President, CEO and CCO. The CCO leads the identification of climate-related risks and opportunities and oversees how these are embedded in our strategic decision-making and risk management processes.

To further support our climate-related efforts, we created a Strategic Risk Evaluation (“SRE”) Committee. The SRE Committee consists of members of executive management and an advisor and reports to the CEO, who in turn, reports to the Boards of Directors. At its establishment in January 2022, the SRE Committee was comprised of David Bernstein (Chief Financial Officer), Josh Weinstein (then Chief Operations Officer), William Burke (Chief Maritime Officer), and Stein Kruse (Advisor to the CEO & Chair of the Boards). Following the August 2022 changes in leadership, Richard Brilliant (Chief Risk and Compliance Officer) was added to the SRE Committee, David Bernstein was appointed as Chair of the SRE Committee, and Josh Weinstein, who remained on the SRE Committee, assumed the role of CCO. The primary responsibility of the SRE Committee is to assist the CCO in fulfilling his responsibility to identify, monitor and review the management of climate-related risks and opportunities. Common recurring activities of the SRE Committee include:

•Discussing climate considerations in the planning processes to further support its focus on decarbonization, such as the recently adopted Corporate Itinerary Decarbonization Reviews.
•Considering if any new climate risks or opportunities should be included in the list of identified climate risks and opportunities.
•Ensuring appropriate assignment of identified climate risks and opportunities to risk owners, who are responsible for their day-to-day evaluation and management.
•Obtaining at least annual reporting from the risk owners on the monitoring and management of identified risks and opportunities and reviewing, scrutinizing and challenging management of climate risks and opportunities.
•Reviewing and approving the climate risk management framework.

An SRE Committee Charter was adopted and 12 SRE Committee meetings have taken place between its creation in January 2022 and November 2022. From these discussions, the SRE Committee has provided a quarterly update to the Boards of Directors on climate-related matters such as:

•Resetting our GHG baseline year to 2019 from 2008 and a strengthening of our 2030 goals relative to the new baseline.
•Establishment of a climate risk framework.
•Completion of the qualitative and quantitative scenario analysis assessments.
•Commissioning of the port analysis study.

Board Education Program

To enable the CCO and Boards of Directors to fulfil their responsibility to oversee climate-related risks and opportunities, a Board Environmental, Social and Governance (“ESG”) and TCFD education program has been established, with core education components and optional self-study courses. This ESG and TCFD education program has been developed with support from external advisors and the Senior Independent Director. The core education components of the program were completed in November 2022. An annual refresher education program, including updates to ESG and TCFD considerations, has been established.

Strategy

During 2022, we performed a qualitative and quantitative scenario analysis to assess our climate-related risks and opportunities over the short, medium and long term.

Qualitative scenario analysis

We qualitatively applied two (and quantitatively applied three) distinct plausible climate scenarios, global warming limited to below 1.5oC above pre-industrial levels by 2100 “Steady Path to Sustainability” and global warming of 2.8oC above pre-industrial levels by 2100 “Regional Rivalry.” The scenarios were used to generate the climate-related risks and opportunities listed in the table below.

As part of our qualitative scenario analysis, a series of workshops with the SRE Committee and a cross-section of management was conducted to identify material climate-related risks and opportunities, based on likelihood and degree of potential financial impact, over the following time horizons:

•Present – 2025 (short-term) - consistent with the period we use for our short-term planning
•2025 – 2035 (medium-term) - aligns with our existing sustainability goals
•2035 – 2050 (long-term) - consistent with the useful life of our ships

Following the workshops, the SRE Committee selected certain risks and opportunities for further assessment and quantification. The process of selecting these risks and opportunities included an in-depth assessment by each participant of the proposed risks and opportunities. The process incorporated the use of a feasibility matrix and subsequent group discussion to arrive at consensus on which risks and opportunities were most appropriate for quantification. Feasibility was evaluated on the availability of internal and external climate-related data, the estimated number of assumptions required and the magnitude of impact and likelihood of occurrence.

Climate-related risks identified through qualitative scenario analysis

Our initial selected risks and opportunities for quantification are in bold:

TCFD risk categories	Risk summary	Impact time horizon
Markets and Products / Shifting Markets (1)	Cruising no longer aligns to consumers’ climate values	Medium Term
	Reduced availability and access to fuel*	Long Term
	Unable to meet climate-related requirements reduces access to capital / insurance	Medium Term
Policy and Legal (1)	Increased costs driven by climate-related regulations*	Short-Medium Term
	Risk is that cruising (as a carbon-intensive industry) is severely restricted or subject to bans	Medium Term
Reputation (1)	Failure to attract and retain talent due to climate credentials	Medium Term
	Increased demand for reducing carbon-intensive practices	Short Term
Technology (1)	Lack of viable low carbon technology to replace fossil fuels	Medium Term
Physical	Chronic climate change impacting supply chain availability and price	Medium Term with expected increases in the Long Term
	Itineraries are not viable due to extreme weather and/or sea level rise	Medium Term with expected increases in the Long Term

(1) Transition Risks
*Due to the similar nature of these risks, we have combined them for the quantitative analysis into a combined risk: “How does a low-carbon transition impact the price of the fuels needed to power our ship engines?”

Climate-related opportunities identified through qualitative scenario analysis

TCFD opportunity categories	Opportunity summary	Realisation time horizon
Energy Source	Support the adaptation of sustainable technological advances for the cruise industry	Medium Term
Market Access	Access to new financing options available for organisations working on decarbonisation	Short-Medium Term
	Access to private destinations or islands with infrastructure built by us	Short-Medium Term
	Attract and retain new customers and improve reputation through sustainable itineraries and activities for changing climate-induced preferences	Short-Medium Term
	Positioning as a sustainability leader	Short-Medium Term
Products & Services	Opportunities for the ship to be the destination	Long Term
Resilience	Engage with more sustainable and economically favourable alternative suppliers	Short Term
	Improve resilience to physical climate risk through adaptation of itinerary routes and investment in port infrastructure	Short Term
Resource Efficiency	Improved operational efficiencies arising from technological advancements	Medium Term
	Increased fuel efficiency through alternative itinerary planning and reduced energy use	Short - Medium Term
	Increased resource efficiency through reduced on-board energy demand and consumption	Medium Term

We presently consider transition risks to be the most significant in terms of likelihood and impact. The risks with the highest impact and likelihood of occurrence are associated with the transition to a low-carbon emission future, in a scenario where low-carbon technologies do not exist, or where we have not been able to access these technologies and where we have reduced availability and access to fuel.

The climate-related opportunities with the highest impact are a mix of mitigation and adaptation opportunities. These include the positive impacts of supporting the adaptation of sustainable technological advances for our business, improved operational efficiencies from technological advancements, and more energy efficient itineraries from investing in port and destination projects.

Quantitative Scenario Analysis
We quantitatively applied three distinct plausible climate scenarios to determine the potential impacts of the risks and opportunities assessed. Using transition scenario assumptions from the International Energy Agency (“IEA”) and climate and transition scenarios from the Intergovernmental Panel on Climate Change (“IPCC”), we utilised two interlocking types of pathways, the Representative Concentration Pathways (“RCPs”) and Shared Socioeconomic Pathways (“SSPs”) to create three sets of scenarios to understand the relative materiality and possible range of impacts to the business from the selected climate-related risks and opportunities under different potential futures.

Scenario 1: Steady Path to Sustainability (average temperature increase limited to 1.5°C above pre-industrial levels by 2100) SSP1 / RCP1.9

Under this scenario, the world takes the rapid and strong policy measures required to meet the ambition of the 2015 Paris Agreement (keep mean annual temperature rise well below 2°C warming above pre-industrial levels by 2100). Under this scenario, low carbon technologies take over from fossil-fuels, and reduced economic growth is also important for reaching net zero emissions by 2050

We selected this scenario, as it provides us insight into a low-carbon world that would benefit us and our Climate Action Goals. Under this scenario, transition risks identified are material and our resilience is dependent on our ability to effectively adopt low carbon technologies. This would help us adhere to increasing decarbonization requirements, including existing and emerging regulations, consumer preferences, and talent market expectations. Our most impactful opportunity is the enhancement of our reputation and competitiveness, by supporting the adaptation of sustainable technological advances for the cruise industry. This would also further help us to mitigate our transition risks.

Scenario 2: Regional Rivalry (average temperature increase limited to below 2.8°C above pre-industrial levels by 2100) SSP3 / RCP7.0

This scenario explores a possible route in which the world is seeing an emergence of tribalism and nationalism. Low international priority for addressing environmental concerns leads to strong environmental degradation in some regions. The combination of impeded development and limited environmental concern results in poor progress toward climate sustainability. Growing resource intensity and fossil fuel dependency along with difficulty in achieving international cooperation and slow technological change imply high challenges to mitigation.

We selected this scenario, as it provides an indication of the world we would operate in if we do not achieve the Paris Agreement target. This scenario presents a higher emissions future where physical risks are material. Business resilience under this scenario is dependent on our ability to adapt to extreme weather events and chronic physical risks. Under this scenario we can remain resilient by taking advantage of the mobility of our cruise ships, which enables us to move our vessels between regions and adapt itineraries in cases of extreme weather events. Additionally, based on a study performed, we are well placed to respond to increased physical risks at our new port development projects, see Investment in Port and Destination Projects.

Scenario 3: Fossil-fueled growth (average temperature increase limited to below 4°C above pre-industrial levels by 2100) SSP5 / RCP8.5

The 4°C scenario explores a possible route in which as countries emerge from the coronavirus pandemic, governments around the world focus on restoring growth through direct support to fossil fuels and reverting to the tried and tested methods of the past.

This scenario presents the highest emissions future where physical risks have the potential to be most significant and would therefore allow us to model the impact of these extreme climate risks. Akin to Scenario 2, business resilience under Scenario 3 will be dependent on our ability to adapt to extreme weather events and chronic physical risks as well as the impacts to our supply chain across different geographical areas. Our experience with the current supply chain crisis suggests that under this scenario, we would be resilient to these supply chain risks given our ability to adapt to supply chain disruptions.

Key assumptions and limitations
The results of our quantitative scenario analysis have a high degree of uncertainty as there are assumptions made for all modelling inputs. This means that results should be taken as an indicative "order of risk". Furthermore, the analysis assumes that the future conditions from climate change are shifted to today to contextualize impacts in relation to the current business size. The analysis does not include:
•Forward-looking forecasting of our business operations; or
•Potential mitigation or adaptation measures that could be taken either by us, or by other parties over the period considered (e.g., sustainable ship fuel development, governments building flood defenses).

Estimations and projections
We completed several scenario analyses over three time horizons (2025, 2030, and 2050). Any assumption made about fuel prices acknowledges the current energy crisis and assumes that by 2025, oil prices will stabilize in line with IEA price projections. We have also projected physical and transition risks at a global level due to the high mobility of our assets.

The degree of potential impact was determined on a linear scale range of “Low”, having no material impact or “High” having a material impact on Carnival Corporation & plc’s financial statements.

Results of the Quantitative Scenario Analysis: Potential Impact on Operating Income

How does a low-carbon transition impact the price of the fuels needed to power our ship engines?
While fossil fuels are currently the only viable option for our industry at present, we are closely monitoring technology developments and partnering with key organizations to help identify and scale new technologies not yet ready for the cruise industry. Refer to XV. Sustainability.

How would changing consumer sentiments drive changes in demand for our offering?
To mitigate the impact of this risk, our short and medium-term decarbonization goals focus on reducing carbon emissions per ALBD and carbon emissions per ALB-km. In addition, we are committed to our reduction of carbon emissions and have aspirations to be net carbon-neutral ship operations by 2050. Refer to XV. Sustainability.

How are our profits affected by an increase in commodity prices?
Under Scenarios 1 and 2, the impacts on food prices are indistinguishable from the historical commodity market volatility. Under Scenario 3, we could face higher food costs which may impact our value chain and operating profit. Our existing supply chain management strategies have remained resilient through the more recent supply chain issues experienced globally, demonstrating our ability to mitigate global-scale disruptions. In addition, our Circular Economy 2030 Goals include achieving a 30% food waste reduction per person by 2022 and 50% by 2030. Refer to XV. Sustainability and XVII. Supply Chain.

What are the future savings associated with operational efficiency improvements?
Under each scenario, the estimated total price of the fuel is the same, but the amount of fuel demanded differs based on assumptions about operational efficiency improvements. To capture this potential upside, we are investing in projects that improve the energy efficiency of our fleet. An Internal Decarbonization Premium is being added to the cost of fuel during the itinerary, strategic and capital planning processes and is used to evaluate the payback period and return on investment for capital projects. We are also ensuring that our brands design more energy efficient itineraries through our Corporate Itinerary Decarbonization Reviews. For further details of our strategies in place to capture this opportunity, refer to XV. Sustainability.

How could providing a service geared towards changing consumer sentiment drive long-term growth for us?
Under scenarios 2 and 3, an immaterial number of consumers would align to low-carbon services. Under Scenario 1, from 2025 to 2050 across all countries, there is an increase in the expected price per Passenger Cruise Days that we will be able to charge. By continuing to reduce our carbon emissions through our strategies such as investing in energy efficiency projects, fleet changes, itinerary changes, and port developments, we can remain resilient under Scenario 1. For further details of our strategies in place to capture this opportunity, refer to XV. Sustainability.

Investment in Port and Destination Projects
Utilizing the latest IPCC 6 report, a climate study was undertaken, by a third party, for two of our port development projects at Grand Port (Grand Bahama Island) and Half Moon Cay Pier Project (The Bahamas), to enhance climate resilience. Based on the results of this study, we are well placed to respond to the physical risks of climate change at the two planned port locations and that we will have a number of measures in place to address physical climate impacts. These results were reviewed by the SRE Committee and presented to the Boards of Directors for an investment decision. Furthermore, our investments in these ports and destinations will support our efforts to design more energy efficient itineraries based on their strategic locations.

Risk Management

We utilize a process for managing our climate risks and opportunities which begins with climate risk and opportunity identification then follows with owner assignment, assessment, monitoring, management and reporting. This process is ongoing and iterative.

Climate Risk and Opportunity Identification, Owner Assignment and Assessment
The qualitative scenario analysis is the foundation of our climate risk and opportunities identification and assessment process and began with the evaluation of a long list of climate-related risks and opportunities we may face, to generate an initial list of possible risks and opportunities. As discussed above, we considered a high-carbon and a low-carbon scenario. Input from key stakeholders in the business was obtained through facilitated workshops to identify additional climate risks and opportunities and refine the list before prioritizing those identified. Assessment of these risks and opportunities was performed by the SRE Committee and a cross section of management, who qualitatively evaluated the impact and likelihood of these risks and opportunities. Certain financial, regulatory, reputational and physical risks and opportunities were then selected for more detailed quantitative scenario analysis.

The SRE Committee reviews the selected risks and opportunities from our qualitative scenario analysis quarterly and considers if any risks or opportunities no longer need monitoring, and if any new climate risks or opportunities should be identified. Each climate risk has been assigned an owner who has responsibility for the day-to-day evaluation and management of the risk. Following the climate risk identification process, climate risks are assessed based on expected impact, likelihood, time horizon and speed of onset.

Climate Risk and Opportunity Monitoring, Management and Reporting
The primary method for review, scrutiny, and challenge of climate risks, involves the risk owners monitoring, assessing and reporting how each risk and opportunity is changing over time based on climate risk indicators and discussing options with the SRE Committee to reduce, accept, avoid or transfer risk.

Integration into our overall risk management
Overall, the Boards of Directors are responsible for determining the strategic direction of the company and the nature and extent of the risk assumed by it. Within our risk management framework, the Boards of Directors have ultimate oversight of climate-related risks, which have been identified as a principal risk. Refer to the Governance pillar for a description of how climate-related risks are overseen.

Metrics and Targets

Our most material risks quantified, are the transition risks. To mitigate the impact of these risks, we have identified four strategic actions, including energy efficiency projects, fleet changes, itinerary changes, and port developments, to reduce our reliance on fossil fuels. The metrics and Climate Action Goals associated with these risks and opportunities, are outlined above within XV. Sustainability. To demonstrate our commitment to achieving our Climate Action Goals, we will be updating our executive compensation target linked to our progress toward achieving certain of our 2030 Sustainability Goals.

Our Scope 1 and 2 emissions are disclosed in our Carnival plc Annual Report but are not incorporated by reference into this Form 10-K. We quantify and report, using the GHG Protocol and obtain third-party assurance (under ISO-14064-3:2006) of our GHG emissions, including our direct (Scope 1) and indirect (Scope 2) emissions. During 2022, we performed an inventory of our Scope 3 GHG emissions using a baseline year of 2019 (our last full year of guest cruise operations) and determined that Scope 3 emissions were estimated to be approximately one half of our total emissions. We expect to disclose our Scope 3 emissions in our 2023 Carnival plc Annual Report. We plan to review the cross-industry metrics recommended by TCFD’s 2021 Implementation Guidance and will consider additional relevant metrics in 2023.

We have made progress over the past 15 years reducing our carbon emission intensity and achieved our 2020 goal three years early (in 2017). We have also made progress towards our 2030 carbon intensity reduction goals of 40% from a 2008 baseline, measured in both grams of CO2e per ALB-km and kilograms of CO2e per ALBD. Through 2019, we reduced our carbon emission intensity on a lower berth distance basis by 25% relative to 2008 all while growing our capacity by 48%. Furthermore, because of our efforts, we peaked our absolute Scope 1 and 2 emissions in 2011.

During 2022, we updated the baseline year for both goals to 2019 from 2008. This new baseline year will help us better communicate recent progress against our Climate Action Goals to our investors and stakeholders and modernizes our disclosures in alignment with developing best practice and reporting standards. Both 2030 goals require a 20% decrease from 2019. With the updated baseline year, we have strengthened our goal measured in kilograms of CO2e per ALBD since the initial 2030 goal would only have required a further 15% reduction from 2019 levels. Our goal measured in grams of CO2e per ALB-km remains the same.

To support the mitigation of the climate-related risks identified relating to the restriction of carbon-intensive industries and fossil fuels, we have set 2030 Climate Action Goals.

XVI. Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to enhance guest experiences and operate ships have grown ever more complex and integrated. We have a Chief Information Officer (“CIO”) who is responsible for leading three critical global functions across our brands: information technology, innovation, and cybersecurity/compliance. Our Boards of Directors have Audit Committees whose responsibility includes oversight of risk management relating to information technology, cybersecurity and data privacy. The CIO briefs the Audit Committees on these matters on a regular basis and generally at least quarterly.

Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside team members and other stakeholders. All of our brands are actively collaborating to maximize the business value of our information technology solutions, standards and processes to eliminate redundancies and drive process efficiencies, while increasingly leveraging our scale and common technologies. In order to achieve our goals, we are focusing on several key factors including applications, compliance, connectivity, cybersecurity, data privacy, infrastructure, modernization and innovation.

In response to the increasing threat of continuously evolving cybersecurity risks, we have continued to invest in our information technology and operational technology cybersecurity programs, managing risk and protecting our company’s business operations through targeted people, process and technology-focused improvements. This includes the implementation of routine data privacy and security focused training for our shoreside and certain shipboard team members. We have a Chief Information Security Officer who reports to the CIO and is responsible for leading global cybersecurity risk reduction efforts and compliance.

In light of numerous jurisdictional data privacy and security laws/regulations, we have data privacy and security standards across the corporation. We have a Chief Privacy Officer and Data Protection Officers who oversee our focus on the proper processing of personal information in alignment with our Privacy Policy.

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

Global supply markets and supply chains have been impacted by certain events, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We continue to apply a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, placing purchase orders earlier, leveraging corporate contracts, utilizing short-term or long-term contracts as needed, seeking alternative sources, utilizing substitute products and leveraging our supplier relationships.

XVIII. Insurance

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

d.War Risk Insurance

We use a combination of insurance and self-insurance to cover war risk for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions. Our primary war risk insurance coverage is provided by international marine insurers and our excess war risk insurance is provided by our three P&I clubs. Under the terms of our war risk insurance coverage, which are typical for war risk policies in the marine industry, insurers can give us no less than three days’ notice that the insurance policies will be canceled. However, the policies may be reinstated at different premium rates.

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

XIX. Governmental Regulations

a. Maritime Regulations

1. General

Our ships are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements, as well as voluntary agreements, which govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements, we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant requirements.

The primary regulatory bodies that establish maritime laws and requirements applicable to our ships include:

The IMO: All of our ships, and the maritime industry as a whole, are subject to the maritime safety, security and environmental regulations established by the IMO, a specialized agency of the United Nations. The IMO’s principal sets of requirements are mandated through its International Convention for the Safety of Life at Sea (“SOLAS”) and its International Convention for the Prevention of Pollution from Ships (“MARPOL”).

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

National, regional and other authorities: We are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the UK, the U.S., other countries and hundreds of other authorities, including international ports that our ships visit every year.

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

As members of the Cruise Lines International Association (“CLIA”), we helped to develop and have implemented policies that are intended to enhance shipboard safety and environmental protection throughout the cruise industry. In some cases, this calls for implementing best practices, which exceed existing legal requirements. Further details on these and other policies, which are not incorporated into this document, can be found on www.cruising.org.

Our Boards of Directors have Health, Environment, Safety and Security (“HESS”) Committees, which were comprised of six independent directors as of November 30, 2022. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review significant HESS relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. We have a Chief Maritime Officer to oversee our global maritime operations, including maritime policy, maritime affairs, maritime standards, training, shipbuilding, asset management, health operations, and research and development. In addition, we have a Chief Risk and Compliance Officer who leads the effort to promote and monitor a strong ethics and compliance culture throughout the company, including all areas of HESS.

To help ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient and effective manner, we:

•Provide regular health, environmental, safety and security support, training, guidance and information to guests, team members and others working on our behalf
•Develop and implement effective and verifiable management systems to fulfill our health, environmental, safety, security and sustainability commitments
•Perform regular shoreside and shipboard audits and take appropriate action when deficiencies are identified
•Report and investigate health, environmental, safety and security incidents and strive to take appropriate action to prevent recurrence
•Identify those team members responsible for managing health, environment, safety, security and sustainability programs and aim to establish clear lines of accountability
•Identify the aspects of our business with potential to impact the environment and continue to take appropriate action to minimize that impact
•Monitor an anonymous hotline for any reported allegations or concerns and the related responses
•Review and work to improve policies and procedures designed to prevent, detect, respond and correct various regulatory violations and other misconduct

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

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. Under the ISM Code, vessel operators are required to:

•Develop and implement a Safety Management System (“SMS”) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment. In addition, our SMS includes health and security procedures
•Obtain a Document of Compliance (“DOC”) for the vessel operator, as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the ISM Code and the SMS
•Verify or renew DOCs and SMCs periodically in accordance with the ISM Code

We have implemented and continue to develop policies and procedures that we believe enhance our commitment to the safety of our guests and crew. These initiatives include the following:

•Training of our bridge, engineering and environmental officers in maritime related best practices facilitated by our CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands
•Further standardization of our detailed bridge and engine resource management procedures on our ships
•Expansion of our existing oversight function to monitor and assist operations through our state-of-the-art fleet operations centers in Miami and Hamburg
•Identifying and promoting the use of international standards and best-practice policies and procedures in health, environmental, safety and security disciplines across the organization including on all our ships
•Further enhancement of our processes for auditing our HESS performance throughout our operations

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

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of sulfur oxides (“SOx”), nitrogen oxides (“NOx”), particulate matter and GHG emissions. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS and the emission of ODS.

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

We have Advanced Air Quality Systems on most of our ships, which are aiding in partially mitigating the financial impact from the ECAs and global 0.5% sulfur requirements. We use Advanced Air Quality Systems wherever possible subject to local laws and regulations. Additionally, Advanced Air Quality Systems used with heavy fuel oil (“HFO”) results in as good or better SOx, NOx, and particulate emissions compared to MGO while also resulting in a marginal reduction of well-to-wake carbon emissions. These refer to the emissions generated throughout the entire process of fuel production, delivery and use onboard ships.

c. Greenhouse Gas Emissions

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

In 2016, the IMO approved the implementation of a mandatory data collection system (“DCS”) for fuel oil consumption. The DCS requires ships of 5,000 gross tons and above to provide fuel consumption data to their respective Flag State at the end of each calendar year, beginning in 2019. Flag States validate the data and transfer it to an IMO database. The IMO will produce a summary annual report with anonymous data. In 2018, the IMO also set aspirations to achieve several shipping industry GHG emission reduction goals with 2030 and 2050 target dates. In November 2020, the IMO’s Marine Environment Protection Committee approved further MARPOL changes in support of its GHG emission reduction goals, which have entered into force on January 1, 2023 and include the Carbon Intensity Indicator (“CII”), an annual ship-level CO2 intensity emissions performance measure, and the Energy Efficiency Existing Ship Index (“EEXI”), a one-off measure similar to the Energy Efficiency Design Index (“EEDI”) for newbuilds, that confirms for a specific condition that a ship meets a target CO2 emission intensity. The EEXI is not expected to have a material impact and the impact for CII is uncertain as the enforcement mechanism of the regulation is still to be defined. In addition, the IMO is currently considering various other proposals which aim to reduce GHG emissions within the global shipping industry. These proposals include a range of measures including possible fuel standards and market-based measures, such as a carbon levy, that, if enacted, could result in changes to itineraries or increased compliance related costs which may individually and collectively have a material impact on our profitability.

d. Ballast Water

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

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels, including discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, the incidental discharge requirements are set forth in EPA’s Vessel General Permit

(“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for specific discharges incidental to the normal operation of a vessel, many of which apply to our cruise ships. In addition to the requirements associated with these discharges and more stringent vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”) was signed into law and was intended to clarify and streamline discharge requirements for the incidental discharges covered by the VGP and certain USCG regulations for ballast water. More specifically, a new section was added to the CWA called “Uniform National Standards for Discharges Incidental to Normal Operation of Vessels.” Once fully implemented, VIDA will replace the VGP; however, while the standards and regulations are being developed the 2013 VGP has been administratively extended and will remain in effect. VIDA requires the standards and regulations to be at least as stringent as the existing requirements in the 2013 VGP and USCG regulations, unless information becomes available that was not reasonably available when the initial standard of performance was issued, and that information would have justified a less stringent standard. In October 2020, the EPA posted its notice of proposed rulemaking to set standards for 20 types of vessel discharges incidental to normal operations. The discharge standards are organized into three categories: (1) general operation and maintenance; (2) biofouling management; and (3) oil management. These standards mandate overall minimization of discharges and prescribe associated best management practices. No training or education requirements are included, as these will be set by the USCG in its rulemaking once EPA’s standards are finalized. Notably, EPA incorporated discharge standards applicable to exhaust gas cleaning system discharges based substantially on applicable IMO guidelines, which better harmonizes the VGP and IMO requirements. While the proposed rule provides clarity into the likely structure of VIDA, there is uncertainty over the mechanism through which state-specific standards may be implemented.

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

The European Commission’s (“EC”) strategy is to reduce emissions from ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed above via their own Sulphur Directive.

The EC has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification regulation, which involves collecting emissions data from ships over 5,000 gross tons to monitor and report carbon emissions on all voyages to, from and between European Union ports.

The EU is in the process of adopting a series of significant carbon reforms as a part of its Fit for 55 package to meet its 2030 emissions reduction goal. The main instruments for reducing emissions are the Emissions Trading System (“ETS”), Energy Taxation Directive (“ETD”) and the newly proposed FuelEU Maritime initiative as well as amendments to the alternative fuels infrastructure and renewable energy directives.

The ETS regulates carbon emissions through a “cap and trade” principle, where a cap is set on the total amount of certain GHGs that can be emitted. The recently agreed inclusion of the maritime shipping sector within the scope of ETS will become effective from January 2024 and introduces a mechanism whereby we will be required to procure carbon emission allowances covering 40% of emissions inside EU waters, to be surrendered in 2025, 70% of 2025 emissions to be surrendered in 2026 and 100% of annual emissions thereafter, to be surrendered in the following year.

The ETD is a framework for the taxation of energy products and sets minimum rates of excise duty to encourage a low-carbon economy. Proposed amendments to the ETD will introduce new tax rates based on the energy content and environmental impact rather than volume. If adopted, these amendments will also widen the directive to include maritime fuels, which were previously exempt.

The recently proposed FuelEU Maritime initiative is a long-term framework to reduce maritime emissions by increasing the use of sustainable alternative fuels, and for the cruise industry, the use of shore power. The proposal also requires compliance with the maximum limits of GHG intensity of energy used on board. The stringency of these limits increases over time and there are financial penalties for non-compliance. The initiative also includes requirements for ships to connect to shore power when at EU ports.

The Fit for 55 regulations may individually and collectively result in increased costs and have an impact on our profitability beginning in 2024, and increasing to have a material impact on our profitability beginning in 2025. The exact impact is uncertain as elements of the proposals have not yet been finalized and enacted and the costs of ETS allowances will depend on future markets.

5. Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the Centers for Disease Control and Prevention (“CDC”) in the U.S. and the SHIPSAN Project in the EU, to ensure that development of these programs leads to enhanced health and hygiene onboard our ships. Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant ship renovations. We work closely with governments and health authorities around the world to ensure that our health and safety protocols comply with the requirements of each location. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

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

b. Other Governmental Regulations

Compliance with GHG regulations and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to climate-related regulations.

In most countries where we source the majority of our guests, we are required to establish financial responsibility, such as obtaining a guarantee from stable financial institutions and insurance companies, to satisfy liability in cases of our non-performance of obligations to our guests. The amount of financial responsibility varies by jurisdiction based on the amount mandated by the applicable local legislation, regulatory agency or association.

In Australia and most of Europe, we may be obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we receive these payments.

We are, or may in the future become, subject to other laws and regulations which require our compliance, including those addressing antitrust, anti-money laundering, bribery, corruption, data privacy, human rights, securities and sanctions, reporting on sustainability matters, as well as human resources related matters.

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

We do not believe we were a passive foreign investment company (“PFIC”), within the meaning of Section 1297 of the
Internal Revenue Code, for the 2022 taxable year and do not currently expect to be a PFIC in the 2023 taxable year.

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

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2022 and 2021.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.Other

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

XXII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on 2022 Cruise Industry News statistics, as of December 31, 2022, we, along with our principal cruise competitors Royal Caribbean Group, Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, represented approximately 80% of the cruise industry capacity, including ships operating with guests onboard and ships in pause status expected to return to guest cruise operations.

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

The events and consequences discussed in these risk factors could have a material adverse effect on the company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the company or that the company currently does not consider to present material risks to its operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from our substantial debt balance as a result of the pause of our guest cruise operations could give rise to or amplify many of the risks discussed below. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section.

The ordering and lettering of the risk factors set forth below is not intended to reflect any company indication of priority or likelihood.

Operating Risk Factors

a.Events and conditions around the world, including war and other military actions, such as the invasion of Ukraine, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel have led, and may in the future lead, to a decline in demand for cruises, impacting our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action, most recently the invasion of Ukraine, and other general concerns. The invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices, impact on demand for cruises to neighboring regions and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. These factors may also have the effect of heightening many other risks to our business, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may be impacted by adverse changes in the perceived or actual economic climate, such as inflation, global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

b. Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.

Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations. We could:
•be forced to re-implement a pause of our guest cruise operations
•be negatively impacted by travel advisories, restrictions, recommendations and regulations set by various governmental authorities, which could impact our occupancy levels
•be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly, take a significant amount of time to implement across our global cruise operations and may result in disruptions in guest cruise operations, incremental costs and loss of revenue
•be subject to negative publicity, along with the cruise industry, which could have a long-term impact on the appeal of our cruises
•be subject to lawsuits, other governmental investigations and other actions
•reassess our ship deployment options and our fleet, which could lead to the removal of additional ships from our fleet and may result in incremental ship impairment charges and losses on ship sales
•be negatively impacted as a result of the adverse impact on our partners, counterparties and joint ventures
•be negatively impacted by the inability to attract and retain the loyalty of our guests and hire and retain our crew

c. Incidents concerning our ships, guests or the cruise industry have in the past and may, in the future, negatively impact the satisfaction of our guests and crew and lead to reputational damage.

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea, while in port or on land which may generate negative publicity or cause guest and crew discomfort, injury, or death. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in outbreaks, accidents and other incidents in the past and we may experience similar or other incidents in the future. Our ability to attract and retain the loyalty of our guests, our ability to hire and the amounts we must pay our crew depend, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as the cruising industry and our ships specifically. In addition, these and any other events which impact the travel industry more generally may negatively impact our guests’ and/or crew’s ability or desire to travel to or from our ships and/or interrupt the supply of critical goods and services.

d. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection, labor and employment, and tax have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, depending on the itineraries of our ships and the ports and countries visited. Implementing these and any subsequent requirements may be costly and take time to implement across our global cruise operations. In addition, the accelerating pace of regulatory changes may affect our ability to comply in the future. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined, placed on probation or otherwise sanctioned by regulators. In addition, there is increased global focus on climate change, which may lead to additional regulatory requirements. Refer to Operating Risk Factor “e.” below for additional discussion on climate change regulation risks. We were subject to a court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, which was operative until April 2022 and subjected our operations to additional review and other obligations.

We are subject to laws and requirements related to the treatment and protection of personal, sensitive and/or other regulated data in the jurisdictions where we operate. Various governments, agencies and regulatory organizations have enacted or are considering new rules and regulations and we expect to continue to incur costs to comply with these rules and regulations. In the course of doing business, we collect guest, team member, company and other third-party data, including personally identifiable information and other sensitive data. We have incurred legal and other costs in connection with cyber incidents relating to such sensitive data. Refer to Operating Risk Factor “g.” below for additional discussion of data security risks.

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

e. Factors associated with climate change, including evolving and increasing regulations, increasing global concern about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business.

Growing concerns regarding climate change have resulted in increased global regulatory focus on GHG and other emissions which may have material impacts on our business. For example, the EU’s Fit for 55 package, which includes recently agreed updates to the ETS relating to the need to acquire carbon emission allowances for maritime shipping related emissions inside EU waters, proposed reforms to the EU’s ETD, which imposes taxes on fuel purchased in the EU, as well as a new regulatory proposal, the FuelEU Maritime initiative, which sets out a long-term framework to reduce emissions by increasing the use of sustainable alternative fuels and shore power. In addition, the IMO is currently considering various other proposals which aim to reduce emissions within the global shipping industry. If finalized and enacted, these regulations and reforms may individually or collectively have a material impact on our operating costs and profitability. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted or their ultimate impact on our business. Climate change-related regulatory activity and developments that require us to reduce our emissions, which includes both the EU and IMO proposals discussed above, may adversely affect our business and financial results by requiring us to make capital investments in new equipment or technologies, pay for carbon emissions, purchase carbon offset credits, or otherwise incur additional costs or take additional actions related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs. Regulatory developments may also result in the inability to operate ships that do not meet certain standards, the acceleration of the removal of less fuel-efficient ships from our fleet and impact the resale value of our ships in the future. In addition, regulatory developments may restrict or limit our access to certain destinations and/or countries or curtail our freedom to operate.

Growing recognition among consumers globally of the negative effects of climate change and the impact of GHG and other emissions may lead to material changes in consumer preferences. For instance, our guests may choose a vacation option that they perceive as operating in a manner that is more sustainable for the climate, seek alternative methods of travel, or reduce the amount and frequency of their travel. In addition, some environmental focused groups have and may continue to generate negative publicity regarding the environmental impact of the cruise industry and are advocating for more stringent regulation of ship emissions while the ship is docked and at sea. Growing environmental scrutiny of our operations and the industry from the investment community, other stakeholders, and the media have impacted and may continue to impact how we are perceived, which may have a material impact on our operations and financial results. Certain climate-related actions and investments we make today may not lead us to our intended future emissions related goals or may not be favorably perceived in future years based on continuing evolving regulations and perceptions around effective emissions mitigation strategies and technologies.

Our cruise ships, hotels, land tours, port and related commercial facilities and shore excursions have been and may continue to be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. Climate change is expected to increase the frequency and intensity of certain adverse weather patterns, possibly making certain destinations less desirable or impacting our business in other ways. We have been forced to, and in the future may be forced to, alter itineraries or cancel a cruise or a series of cruises or tours due to these or other types of disruptions. The physical climate-related risks to our business include increased hurricane/typhoon intensity and frequency, increases in global temperatures and rising sea levels which may adversely impact our shoreside facilities, our investments in ports or the availability or desirability of ports and destinations in which we operate. These effects may also disrupt the supply of critical goods and services to our facilities and ships. Any of these events could have a material impact on our business and profitability.

f. Inability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them, may expose us to risks that may adversely impact our business.

We have developed and will continue to establish goals, targets, aspirations, and other objectives (“sustainability objectives”) related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these sustainability objectives expose us to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business. Our ability to achieve any of our stated sustainability objectives, particularly with respect to environmental emissions, is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include the availability and costs of low- or non-carbon-based energy sources, evolving regulatory requirements affecting sustainability standards or disclosures, the availability of future financing and the availability of suppliers that can meet our sustainability standards.

Our business may face increased scrutiny from our guests, our team members, the investment community, governments, regulators, destinations and other stakeholders that we serve related to our sustainability activities, including the sustainability objectives that we adopt, our methodologies and timelines for pursuing them and our ability to document and support the achievement of those objectives. If our sustainability practices do not meet, or are perceived to fall short of, the expectations of our guests, team members, investors or other stakeholders, demand for cruising, our reputation, our ability to attract or retain team members, and our attractiveness as an investment could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our sustainability objectives within the timelines we announce, or at all, could have the same negative impacts as well as expose us to government enforcement actions and private litigation.

g. Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.

We have been and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems. Breach or circumvention of our systems or the systems of third parties, including by ransomware or malware, through vulnerabilities in licensed software or hardware, or as a result of other attacks, results in disruptions to our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation and misuse or corruption of critical data and proprietary information, any of which could be material.

We have been subject to past attacks which resulted in unauthorized access to systems and/or data and regulatory investigations regarding such incidents. We have incurred legal, settlement and other costs in connection with cyber incidents that have impacted us. While these incidents did not have a material adverse effect on our business, operations or financial results, no assurances can be given about future incidents, attacks and related litigation or regulatory investigations that could have such a material adverse effect.

Our principal offices, information technology operations, system networks and various remote work locations may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis and typhoons) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs and serve our guests, depends on the reliability of our information technology operations and system networks, as well as our ability to refine and update to more advanced systems and technologies. In addition, we may be unable to obtain appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, or a failure or obsolescence in the technology that we do adopt, could have adverse effects on our business.

h. The loss of key team members, our inability to recruit or retain qualified shoreside and shipboard team members and increased labor costs could have an adverse effect on our business and results of operations.

Our success depends, in large part, on the skills and contributions of our team members, and on our ability to recruit, develop and retain high quality, diverse team members. We may not be successful in recruiting, developing or retaining key or other highly qualified team members. In addition, carbon-intensive industries may become a less attractive employment opportunity. As a result of the reduction in our workforce during our pause in guest cruise operations, general macroeconomic factors and an increasingly competitive labor market, at times we may experience difficulty in hiring sufficient qualified team members. For example, there is particularly high competition for recruiting and retaining qualified team members needed to support our information technology systems and infrastructure which is critical to our successful operations.

In addition, we hire a significant number of qualified shipboard team members each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships, including disease outbreaks on our ships and increasing demand as a result of the industry’s projected growth could negatively impact our ability to recruit, develop and retain sufficient qualified shipboard team members.

A prolonged shortage of qualified shoreside and shipboard team members and/or increased turnover rates has in the past inhibited, and in the future could inhibit, our ability to operate our business in an optimal manner. The competitive labor market is resulting in increased costs from the need to hire temporary personnel and we are often required to increase wages and/or benefits in order to attract and retain team members, all of which may negatively impact our results of operations. In connection with our resumption of guest cruise operations, we have hired and intend to continue hiring a significant number of qualified team members for the foreseeable future, and we expect to continue to face these challenges.

i. Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.

We have been and may continue to be impacted, by economic, market and political conditions around the world, such as fuel demand, regulatory requirements including climate-induced regulations, supply disruptions and related infrastructure needs, which make it difficult to predict the future price and availability of fuel. The supply and availability of different fuel types in various markets in which we operate have experienced increased volatility and have led to increased fuel prices and reduced profitability. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, such as those resulting from increases in the price of fuel, would increase our guests’ overall vacation costs and could reduce demand for cruises, as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark.

Many of our vessels have exhaust gas cleaning systems that allow them to operate on high sulfur fuel oil that is less expensive than low sulfur fuel; however, the significant drop in demand for higher sulfur fuel directly related to the pause in guest cruise operations has made it more difficult to source going forward which may result in higher operating costs. Additionally, certain of our ships are designed to use LNG as their primary fuel source. The price of LNG in certain markets has been and may continue to be unattractive compared to other alternatives, and as such, at times we have used and may continue to use conventional fuels to power our LNG ships. Refer to Operating Risk Factor “e.” for additional discussion on the impact of climate change and regulation changes on fuel costs.

j. We rely on supply chain vendors who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable to deliver on their commitments which could negatively impact our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver quality goods at the location and time needed could negatively impact our ability to operate our business. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems. In addition, the effects from COVID-19 and other global events have resulted in widespread global supply chain disruptions to vendors including critical supply chain shortages, labor shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

k. Fluctuations in foreign currency exchange rates may adversely impact our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates, which have recently been more volatile, will affect our financial results.

l. Overcapacity and competition in the cruise and land-based vacation industry may negatively impact our cruise sales, pricing and destination options.

We may be impacted by increases in capacity in the cruise and land-based vacation industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. For example, Asia, specifically China, remains closed to the cruise industry and it is uncertain when or if we will resume operations in the region. As a result, we along with other cruise operators, have had to find itineraries in alternative regions for the ships that were previously serving the Asia market, which could lead to overcapacity in other regions. We face competition from other cruise brands on the basis of overall experience, destinations, types and sizes of ships and cabins, travel agent partner preferences and value. We also compete with land-based vacation alternatives throughout the world on the basis of overall experience, destinations and value. In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism and in certain destinations, countermeasures to limit the number of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. Potential restrictions in ports and destinations could limit the itinerary and destination options we can offer our passengers going forward.

m. Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.
We may be impacted by unforeseen events, such as work stoppages, supply chain issues, insolvencies, “force majeure” events or other financial difficulties experienced by shipyards, their subcontractors and our suppliers. This may result in less shipyard availability resulting in delays or preventing the delivery of our ships under construction and/or the completion of the repair, maintenance or refurbishment of our existing ships. This may lead to potential delays or cancellations of cruises. In addition, the prices of various commodities that are used in the construction of ships and for repair, maintenance and refurbishment of existing ships, such as steel, are subject to volatility which may increase our costs.

Debt Related Risk Factors

a. Failure to successfully implement our business strategy following our resumption of guest cruise operations would negatively impact the occupancy levels and pricing of our cruises and could have a material adverse effect on our business. We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors, including those beyond our control, and we may not be able to generate cash required to service our debt and sustain our operations.

Our ability to meet our debt service obligations, refinance our debt or sustain our business needs and operations depends on our future operating and financial performance and our ability to generate cash. This will be affected by our ability to successfully implement our business strategy, which if unsuccessful, would negatively impact the occupancy levels and pricing of our cruises, as well as general macroeconomic, financial, geopolitical, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic, the invasion of Ukraine, inflation, higher fuel prices and higher interest rates. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot make assurances that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to “Liquidity, Financial Condition and Capital Resources”.

b. Our substantial debt could adversely affect our financial health and operating flexibility.

We have a substantial amount of debt and significant debt service obligations. Our substantial debt has had and could continue to have important negative consequences for us. Our substantial debt could:

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
•place us at a disadvantage compared to others that have less debt;
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

c. Despite our leverage, we may incur more debt, subject to certain restrictions, which could adversely affect our business and prevent us from fulfilling our obligations with respect to our debt.

We may incur additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, including certain additional restrictions which went into effect in 2023, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt currently is, and may in the future be, secured. The instruments governing our existing indebtedness do not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. If new debt is added to our existing debt levels, our business could be adversely affected, which may prevent us from fulfilling our obligations with respect to our debt.

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

In addition, many of our debt agreements contain one or more financial covenants that require us to maintain a minimum liquidity, interest coverage, and shareholders’ equity and/or limit our debt to capital percentage. Our ability to comply with our debt covenants, including the financial maintenance covenants described above, and restrictions may be affected by events beyond our control, including global macroeconomic, financial and industry conditions, such as the continued resumption of our guest cruise operations and our ability to issue additional equity. If we breach any of these covenants or restrictions and are not able to receive waivers for these covenants, we could be in default under the terms of certain of our debt facilities and the relevant lenders would have the right to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable (or cancel any unfunded commitments, if applicable) and proceed against any collateral, if any, securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay our debt in full. Borrowings under other debt instruments that contain cross-default provisions may also be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay our indebtedness then outstanding in full.

At November 30, 2022, we were in compliance with the applicable covenants under our debt agreements. However, we cannot provide assurance that we will be able to maintain compliance with such debt facilities as of future testing dates. Failure to comply with the financial covenants of our debt facilities would have a material adverse effect as described above. Refer to Note 5 - Debt for additional information.

e. Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. As interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

At the end of 2021, the ICE Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”), ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. While we continue to monitor market developments to assess replacement rate options, the consequences of these developments with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.

f. The covenants in certain of our export credit facilities may require us to secure those facilities in the future.

Our export credit facilities contain provisions which may require that we provide a security interest in certain assets and in particular the relevant vessels that are the subject matter of those financings (or a comparable vessel). In certain of our export credit facilities, there is a requirement that if the credit rating of our senior indebtedness falls below investment grade (which occurred on June 24, 2020 and remained the case as of November 30, 2022) and at such time we have granted liens or security interests in respect of indebtedness exceeding 25% of our total assets (excluding for these purposes the value of any intangible assets) as shown in our most recent Consolidated Balance Sheet, we will be required to provide a first-priority security interest in the relevant vessel that is the subject matter of that export credit facility (or a comparable vessel). In addition, under all our export credit facilities, there is also a requirement that if a security interest or lien is granted in respect of a vessel to secure borrowed money under any other export credit facility, then a first-priority security interest may be required to be provided over the relevant vessel which is the subject matter of that export credit facility (or a comparable vessel).

If the events described above were to occur, we may be unable to comply with this requirement and would expect to seek covenant amendments from the lenders under the relevant facilities. Any such amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to give additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness and security interest we have already granted. If we were not able to obtain amendments, the occurrence of such events may result in an event of default under these facilities and other debt facilities that contain cross default provisions that would be triggered.

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

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Liquidity and credit ratings
•Booking levels	•Adjusted earnings per share
•Occupancy	•Adjusted EBITDA
•Interest, tax and fuel expenses	•Adjusted Net Income (Loss)
•Currency exchange rates	•Estimates of ship depreciable lives and residual values
•Goodwill, ship and trademark fair values

Certain of the risks we are exposed to are identified in this Item 1A. “Risk Factors.” This item contains important cautionary statements and a discussion of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by our substantial debt balance as a result of the pause of our guest cruise operations. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

Forward-looking and other statements in this document may also address our sustainability progress, plans, and goals (including climate change- and environmental-related matters). In addition, historical, current, and forward-looking sustainability- and climate-related statements may be based on standards and tools for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions and predictions that are subject to change in the future and may not be generally shared.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2022, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/18	Own/Lease	Carnival Corporation & plc and Carnival Cruise Line
Genoa, Italy	229/46	Own/Lease	Costa and AIDA
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	Costa and AIDA
Seattle, WA, U.S.A.	175	Lease	Princess Cruises, Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Santa Clarita, CA, U.S.A.	134	Lease	Princess Cruises, Holland America Line and Seabourn
Hamburg, Germany	108	Lease	Costa and AIDA
Fort Lauderdale, FL, U.S.A.	61	Lease	Princess Cruises
Sydney, NSW, Australia	37	Lease	Princess Cruises and P&O Cruises (Australia)

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

C.    Dividends

On March 30, 2020, we suspended the payment of dividends on Carnival Corporation common stock and Carnival plc ordinary shares.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended November 30, 2022, under the Stock Swap Program, we sold 0.8 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $0.4 million which were used for general corporate purposes. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 14.9 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $27 million.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased (in millions)
September 1, 2022 through September 30, 2022	—	$—	4.4
October 1, 2022 through October 31, 2022	0.8	$6.42	3.6
November 1, 2022 through November 30, 2022	—	$—	3.6
	0.8	$6.42

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

II. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Stock Swap Program require annual shareholder approval. The existing shareholder approval was limited to a maximum of 18.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2023 annual general meeting or October 7, 2023.

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238), dated January 27, 2023, are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2022, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2022 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2022 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers as of January 27, 2023. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Micky Arison	73	51	Chair of the Boards of Directors
David Bernstein	65	24	Chief Financial Officer and Chief Accounting Officer
Vice Admiral William R. Burke (Ret.)	66	9	Chief Maritime Officer
Enrique Miguez	58	25	General Counsel
Michael Thamm	59	29	Group Chief Executive Officer of Costa Group and Carnival Asia
Josh Weinstein	48	20	President, Chief Executive Officer and Chief Climate Officer

(a)Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chair of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007 and Chief Accounting Officer since 2016.

William R. Burke, retired Vice Admiral, has been Chief Maritime Officer since 2013.

Enrique Miguez has been General Counsel since 2021. He was Vice President and Deputy General Counsel from 2003 to 2021.

Michael Thamm has been Group Chief Executive Officer of Costa Group since 2012 and of Carnival Asia since 2017.

Josh Weinstein has been President, Chief Executive Officer and Chief Climate Officer since August 2022. He was Chief Operations Officer from 2020 to July 2022, President of Carnival UK from 2017 to 2022 and Treasurer from 2007 to 2017.

Corporate Governance

Our Code of Business Conduct and Ethics applies to all our team members and our Boards of Directors and states our commitment to conduct business ethically, without the influence of bribes or acts of corruption. We are committed to complying with the laws prohibiting bribery and other corrupt practices that apply everywhere we operate. Additionally, we provide trainings on anti-corruption laws and regulations and how to identify bribery to our team members. This Code of Business Conduct and Ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K regarding any amendments to, or waivers from, provisions of this Code of Business Conduct and Ethics by posting such information on our website, at the addresses specified above.

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2022 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2022 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

    I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2022.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	4.9	(a)	—	13.7	(b)
Equity compensation plans not approved by security holders	—		—	—
	4.9		—	13.7

(a)Represents 4.9 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan and Carnival Corporation 2020 Stock Plan.
(b)Includes Carnival Corporation common stock available for issuance as of November 30, 2022 as follows: 1.3 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 255,546 subject to purchase during the current purchase period and 12.4 million under the Carnival Corporation 2020 Stock Plan.

    II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2022.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	1.3	(a)	—	4.3
Equity compensation plans not approved by security holders	—		—	—
	1.3		—	4.3

(a)Represents 1.3 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2022 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2022 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated December 6, 2022 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.3*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.4	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.5*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.6*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.7*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.8*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/9/19

10.10*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	4/9/19

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.11*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.5	4/9/19

10.12*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/24/19

10.13*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-Q	10.2	6/24/19

10.14*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/24/19

10.15*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.1	9/26/19

10.16*	Form of Management Incentive Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	4/1/20

10.17*	Form of Management Incentive Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/1/20

10.18*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/1/20

10.19*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	7/10/20

10.20*	Carnival Corporation 2020 Stock Plan.	10-Q	10.5	7/10/20

10.21***	Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank National Association, as security agent.	10-Q	10.6	7/10/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.22	Amendment No. 1, dated as of December 3, 2020 to Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank.	10-K	10.42	1/26/21

10.23	Indenture, dated as of April 6, 2020, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.7	7/10/20

10.24	First Supplemental Indenture dated as of June 30, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.9	7/10/20

10.25	Second Supplemental Indenture dated as of July 8, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023.	10-Q	10.1	10/8/20

10.26***	Indenture dated as of July 20, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026.	10-Q	10.2	10/8/20

10.27	First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the U.S. dollar-denominated 10.500% Second-Priority Senior Secured Notes due 2026 and the Euro-denominated 10.125% Second-Priority Senior Secured Notes due 2026.	10-K	10.49	1/26/21

10.28***	Indenture dated as of August 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-Q	10.3	10/8/20

10.29	First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-K	10.51	1/26/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.30	Indenture dated as of November 25, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 7.625% Senior Unsecured Notes due 2026 and the Euro-denominated 7.625% Senior Unsecured Notes due 2026.	10-K	10.52	1/26/21

10.31*	Form of Special Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.4	10/8/20

10.32*	Form of Special Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.5	10/8/20

10.33*	Form of Retention Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.6	10/8/20

10.34*	Form of Retention Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.7	10/8/20

10.35	Amendment Agreement dated December 31, 2020 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	8-K	10.1	1/6/21

10.36	Indenture dated as of February 16, 2021 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 5.75% Senior Unsecured Notes due 2027.	10-Q	10.1	4/7/21

10.37	Form of Executive Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/7/21

10.38	Form of Executive Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	4/7/21

10.39	Amendment of the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	6/28/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.40	Amendment Agreement dated May 11, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and further amended on December 31, 2020, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.2	6/28/21

10.41	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2021, among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.1	6/30/21

10.42	Indenture dated as of July 26, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 4.00% First-Priority Senior Secured Notes due 2028.	10-Q	10.3	9/30/21

10.43	Indenture dated as of November 2, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 6.000% Senior Unsecured Notes due 2029.	8-K	10.1	11/2/21

10.44	Amendment Agreement dated September 30, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, as further amended on December 31, 2020 and May 11, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-K	10.41	1/27/22

10.45	Amendment No. 3 to Term Loan Agreement, by and among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and the lenders party thereto, dated as of October 5, 2021.	10-K	10.45	1/27/22

10.46	Incremental Assumption Agreement and Amendment No. 4 to Term Loan Agreement, by and among Carnival Corporation Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as incremental term lender, dated as of October 18, 2021.	10-K	10.46	1/27/22

10.47	Employment Agreement dates as of June 28, 2019 between Carnival Corporation and Peter C. Anderson.	10-Q	10.1	3/28/22

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.48***	Amendment Agreement dated February 11, 2022 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and as further amended on December 31, 2020, May 11, 2021 and September 30, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.2	3/28/22

10.49	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for the CEO.	10-Q	10.3	3/28/22

10.50	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for Certain Named Executive Officers.	10-Q	10.4	3/28/22

10.51	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan for the Chief Ethics and Compliance Officer.	10-Q	10.5	3/28/22

10.52	Indenture, dated as of May 25, 2022, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 10.500% Senior Unsecured Notes due 2030.	8-K	10.1	5/25/22

10.53	Carnival Corporation Fun Ship Nonqualified Savings Plan restated effective January 1, 2022.	10-Q	10.1	6/29/22

10.54	Indenture, dated as of August 22, 2022, by and between Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to the 5.75% Convertible Senior Notes due 2024.	8-K	4.1	8/22/22

10.55	Special Performance-Based Restricted Stock Unit Agreement for Josh Weinstein under the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	9/30/22

10.56	Indenture dated as of October 25, 2022, among Carnival Holdings (Bermuda) Limited, as issuer, Carnival Corporation, Carnival plc, the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 10.375% Senior Unsecured Notes due 2028.	8-K	10.1	10/25/22

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.57	First Supplemental Indenture, dated as of November 1, 2022, among Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of additional 5.75% Convertible Senior Notes due 2024.	8-K	4.1	11/1/22

10.58	Consulting Agreement between Carnival Corporation, Carnival plc and Arnold W. Donald dated November 2, 2022.	8-K	10.1	11/3/22

10.59	Indenture, dated as of November 18, 2022, among Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance 5.75% Convertible Senior Notes due 2027.	8-K	10.1	11/18/22

Annual report to security holders

13	Portions of the 2022 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Josh Weinstein, David Bernstein and Enrique Miguez authorizing such persons to sign this 2022 joint Annual Report on Form 10-K and any future amendments on their behalf.
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
X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2022, as filed with the SEC on January 27, 2023 formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2022, 2021 and 2020;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2022, 2021 and 2020;				X
	(iii) the Consolidated Balance Sheets at November 30, 2022 and 2021;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2022, 2021 and 2020;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2022, 2021 and 2020 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

104	The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2022, as filed with the Securities and Exchange Commission on January 27, 2023, formatted in Inline XBRL (included as Exhibit 101)

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and	President, Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 27, 2023	January 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and	President, Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 27, 2023	January 27, 2023

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 27, 2023	January 27, 2023

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chair of the Board of	Chair of the Board of
Directors	Directors
January 27, 2023	January 27, 2023

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 27, 2023	January 27, 2023

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 27, 2023	January 27, 2023

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 27, 2023	January 27, 2023

/s/*Jeffrey J. Gearhart	/s/*Jeffrey J. Gearhart
Jeffrey J. Gearhart	Jeffrey J. Gearhart
Director	Director
January 27, 2023	January 27, 2023

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 27, 2023	January 27, 2023

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 27, 2023	January 27, 2023

/s/*Sara Mathew	/s/*Sara Mathew
Sara Mathew	Sara Mathew
Director	Director
January 27, 2023	January 27, 2023

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 27, 2023	January 27, 2023

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 27, 2023	January 27, 2023

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 27, 2023	January 27, 2023

/s/*Randall Weisenburger	/s/*Randall Weisenburger
Randall Weisenburger	Randall Weisenburger
Director	Director
January 27, 2023	January 27, 2023

*By: /s/ Enrique Miguez	*By: /s/ Enrique Miguez
Enrique Miguez	Enrique Miguez
(Attorney-in-fact)	(Attorney-in-fact)
January 27, 2023	January 27, 2023