Form 10-Q
period 2023-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2023-03-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

At March 22, 2023, Carnival Corporation had outstanding 1,116,014,127 shares of Common Stock, $0.01 par value.
At March 22, 2023, Carnival plc had outstanding 186,806,263 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,116,014,127 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2023	2022
Revenues
Passenger ticket	$2,870	$873
Onboard and other	1,563	750
	4,432	1,623
Operating Expenses
Commissions, transportation and other	655	251
Onboard and other	484	209
Payroll and related	582	506
Fuel	535	365
Food	311	136
Ship and other impairments	—	8
Other operating	743	557
Cruise and tour operating expenses	3,311	2,030
Selling and administrative	712	530
Depreciation and amortization	582	554
	4,604	3,114
Operating Income (Loss)	(172)	(1,491)
Nonoperating Income (Expense)
Interest income	56	3
Interest expense, net of capitalized interest	(539)	(368)
Other income (expense), net	(30)	(32)
	(514)	(397)
Income (Loss) Before Income Taxes	(686)	(1,888)
Income Tax Benefit (Expense), Net	(7)	(3)
Net Income (Loss)	$(693)	$(1,891)
Earnings Per Share
Basic	$(0.55)	$(1.66)
Diluted	$(0.55)	$(1.66)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2023	2022
Net Income (Loss)	$(693)	$(1,891)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(3)	13
Other	14	2
Other Comprehensive Income (Loss)	11	16
Total Comprehensive Income (Loss)	$(682)	$(1,876)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2023	November 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$5,455	$4,029
Restricted cash	15	1,988
Trade and other receivables, net	514	395
Inventories	448	428
Prepaid expenses and other	710	652
Total current assets	7,144	7,492
Property and Equipment, Net	39,359	38,687
Operating Lease Right-of-Use Assets	1,246	1,274
Goodwill	579	579
Other Intangibles	1,158	1,156
Other Assets	2,501	2,515
	$51,985	$51,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$200	$200
Current portion of long-term debt	2,264	2,393
Current portion of operating lease liabilities	156	146
Accounts payable	1,022	1,050
Accrued liabilities and other	1,951	1,942
Customer deposits	5,495	4,874
Total current liabilities	11,088	10,605
Long-Term Debt	32,672	31,953
Long-Term Operating Lease Liabilities	1,148	1,189
Other Long-Term Liabilities	908	891
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,246 shares at 2023 and 1,244 shares at 2022 issued	12	12
Carnival plc ordinary shares, $1.66 par value; 217 shares at 2023 and 2022 issued	361	361
Additional paid-in capital	16,635	16,872
Retained earnings (accumulated deficit)	(434)	269
Accumulated other comprehensive income (loss) (“AOCI”)	(1,972)	(1,982)
Treasury stock, 130 shares at 2023 and 2022 of Carnival Corporation and 71 shares at 2023 and 72 shares at 2022 of Carnival plc, at cost	(8,433)	(8,468)
Total shareholders’ equity	6,170	7,065
	$51,985	$51,703
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(693)	$(1,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	582	554
Impairments	—	8
(Income) loss from equity-method investments	11	11
Share-based compensation	9	26
Amortization of discounts and debt issue costs	44	46
Noncash lease expense	35	34
Other, net	7	5
	(4)	(1,207)
Changes in operating assets and liabilities
Receivables	(121)	(22)
Inventories	(19)	(37)
Prepaid expenses and other	(57)	(44)
Accounts payable	(35)	(24)
Accrued liabilities and other	28	(65)
Customer deposits	596	187
Net cash provided by (used in) operating activities	388	(1,212)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,075)	(2,730)
Proceeds from sales of ships	23	18
Purchase of short-term investments	—	(315)
Other, net	8	(6)
Net cash provided by (used in) investing activities	(1,044)	(3,032)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	—	(48)
Principal repayments of long-term debt	(679)	(503)
Proceeds from issuance of long-term debt	830	2,347
Issuance of common stock, net	—	15
Issuance of common stock under the Stock Swap Program	—	27
Purchase of treasury stock under the Stock Swap Program	—	(23)
Debt issue costs and other, net	(40)	(86)
Net cash provided by (used in) financing activities	111	1,728
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	(546)	(2,524)
Cash, cash equivalents and restricted cash at beginning of period	6,037	8,976
Cash, cash equivalents and restricted cash at end of period	$5,491	$6,452

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(1,891)	—	—	(1,891)
Other comprehensive income (loss)	—	—	—	—	16	—	16
Issuances of common stock, net	—	—	15	—	—	—	15
Purchases and issuances under the Stock Swap program, net	—	—	27	—	—	(25)	2
Issuance of treasury shares for vested share-based awards	—	—	—	(63)	—	63	—
Share-based compensation and other	—	—	26	—	—	—	26
At February 28, 2022	$11	$361	$15,360	$4,493	$(1,486)	$(8,428)	$10,311

At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(693)	—	—	(693)
Other comprehensive income (loss)	—	—	—	—	11	—	11
Issuance of treasury shares for vested share-based awards	—	—	(36)	—	—	36	—
Share-based compensation and other	—	—	28	—	—	(1)	27
At February 28, 2023	$12	$361	$16,635	$(434)	$(1,972)	$(8,433)	$6,170
The accompanying notes are an integral part of these consolidated financial statements.

(a) We adopted the provisions of Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity on December 1, 2022.

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

As part of our liquidity management, we rely on estimates of our future liquidity, which includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity consist of:

•Our continued cruise operations and expected timing of cash collections for cruise bookings
•Expected increases in revenue in 2023 on a per passenger basis compared to 2019
•Expected improvement in occupancy on a year-over-year basis returning to historical levels in the summer of 2023
•Stabilization of fuel prices around or below November 2022 year-end prices
•Continued stabilization of inflationary pressures on costs compared to 2022, moderated by a larger-more efficient fleet as compared to 2019

In addition, we make certain assumptions about new ship deliveries, improvements and removals, and consider the future export credit financings that are associated with the new ship deliveries.

We have a substantial debt balance as a result of the pause in guest cruise operations and require a significant amount of liquidity or cash provided by operating activities to service our debt. In addition, the continued effects of the pandemic, inflation, higher fuel prices, higher interest rates and fluctuations in foreign currency rates are collectively having a material negative impact on our financial results. The full extent of the collective impact of these items is uncertain and may be amplified by our substantial debt balance. We believe we have made reasonable estimates and judgments of the impact of these events within our consolidated financial statements and there may be changes to those estimates in future periods.

For the past three years we have taken appropriate actions to manage our liquidity, including completing various capital market transactions, obtaining relevant financial covenant amendments or waivers (see Note 3 - “Debt”), accelerating the removal of certain ships from the fleet, and during the pause, reducing capital expenditures and operating expenses. As of February 28, 2023, our return to guest cruise operations was essentially complete.

Based on these actions and our assumptions, and considering our $8.1 billion of liquidity including cash and cash equivalents and borrowings available under our $1.7 billion, €1.0 billion and £0.2 billion multi-currency revolving credit facility (the “Revolving Facility”) at February 28, 2023, we believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to refinance future debt maturities and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

Basis of Presentation

The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2023 and 2022, and the Consolidated Balance Sheet at February 28, 2023 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2022 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2023. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Use of Estimates and Risks and Uncertainty

The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed. The full extent to which the effects of the pandemic, inflation, higher fuel prices, higher interest rates and fluctuations in foreign currency rates will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships and collectability of trade and notes receivables, will depend on future developments that are uncertain. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In December 2022, the FASB deferred the date through which this guidance can be applied from December 31, 2022 to December 31, 2024. The use of LIBOR was phased out at the end of 2021, although the phase-out of U.S. dollar LIBOR for existing agreements has been delayed until June 2023. We continue to monitor developments related to the LIBOR transition and identification of an alternative, market-accepted rate.

As of February 28, 2023, approximately $5.8 billion of our outstanding indebtedness bears interest at floating rates referenced to U.S. dollar LIBOR with maturity dates extending beyond June 30, 2023. We are currently evaluating our contracts referenced to U.S. dollar LIBOR and working with our creditors on updating credit agreements as necessary to include language regarding the successor or alternate rate to LIBOR. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.

The FASB issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. On December 1, 2022, we adopted this guidance using the modified retrospective approach to recognize our convertible notes as single unit liability instruments, as they do not qualify as derivatives under ASC 815 and were not issued at a substantial premium. Accordingly, upon adoption we recorded a $239 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $229 million to additional paid in capital. The cumulative effect of the adoption of this guidance resulted in a $10 million decrease to retained earnings.

In September 2022, the FASB issued guidance, Liabilities-Supplier Finance Programs - Disclosure of Supplier Finance Program Obligations. This guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This guidance is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This guidance is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits and advance onboard purchases are initially included in customer deposits when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three months ended February 28, 2023 and 2022, fees, taxes, and charges included in commissions, transportation and other costs were $172 million and $68 million. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $5.7 billion as of February 28, 2023 and $5.1 billion as of November 30, 2022, which includes approximately $174 million of unredeemed FCCs as of February 28, 2023, of which approximately $124 million are refundable. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the amount of FCCs that will be used in future periods or that may be refunded. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the three months ended February 28, 2023 and 2022, we recognized revenues of $2.8 billion and $1.0 billion related to our customer deposits as of November 30, 2022 and 2021. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $228 million as of February 28, 2023 and $218 million as of November 30, 2022.

NOTE 3 – Debt

			February 28,	November 30,
(in millions)	Maturity	Rate (a) (b)	2023	2022
Secured Subsidiary Guaranteed
Notes
Notes	Feb 2026	10.5%	$775	$775
EUR Notes	Feb 2026	10.1%	448	439
Notes	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	900	900
Notes	Aug 2028	4.0%	2,406	2,406
Loans
EUR floating rate	Jun 2025	EURIBOR + 3.8%	823	808
Floating rate	Jun 2025 - Oct 2028	LIBOR + 3.0 - 3.3%	4,091	4,101
Total Secured Subsidiary Guaranteed			9,634	9,621
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Revolver
Facility	(c)	LIBOR + 0.7%	200	200
Notes
Convertible Notes	Apr 2023	5.8%	96	96
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,450	1,450
EUR Notes	Mar 2026	7.6%	527	517
Notes	Mar 2027	5.8%	3,500	3,500
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
Notes	Jun 2030	10.5%	1,000	1,000
Loans
Floating rate	Jul 2024 - Sep 2024	LIBOR + 3.8%	300	590
GBP floating rate	Feb 2025	SONIA + 0.9% (d)	418	419
EUR floating rate	Apr 2023 - Mar 2026	EURIBOR + 1.8 - 2.4%	844	827
Export Credit Facilities
Floating rate	Oct 2024 - Dec 2031	LIBOR + 0.8 - 1.5%	1,172	1,246
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	3,064	3,143
EUR floating rate	Mar 2023 - Nov 2034	EURIBOR + 0.2 - 1.6%	3,841	3,882
EUR fixed rate	Feb 2031 - Dec 2034	1.1 - 3.1%	3,372	2,592
Total Unsecured Subsidiary Guaranteed			23,342	23,019
Unsecured Notes (No Subsidiary Guarantee)
Notes	Oct 2023	7.2%	125	125
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	633	620
Total Unsecured Notes (No Subsidiary Guarantee)			958	945
Total Debt			35,963	35,615
Less: unamortized debt issuance costs and discounts			(828)	(1,069)
Total Debt, net of unamortized debt issuance costs and discounts			35,135	34,546
Less: short-term borrowings			(200)	(200)

Less: current portion of long-term debt	(2,264)	(2,393)
Long-Term Debt	$32,672	$31,953

(a)The reference rates for substantially all of our LIBOR and EURIBOR based variable debt have 0.0% to 0.75% floors.
(b)The above debt table excludes the impact of our interest rate swaps and as of February 28, 2023, it also excludes the impact of our foreign currency swaps. As of November 30, 2022, we had no foreign currency swaps. The interest rates on some of our debt, including our Revolving Facility, fluctuate based on the applicable rating of senior unsecured long-term securities of Carnival Corporation or Carnival plc.
(c)Amounts outstanding under our Revolving Facility were drawn in 2020 for an initial six-month term. See “Short-Term Borrowings” below.
(d)The interest rate for the GBP unsecured loan is subject to a credit adjustment spread ranging from 0.03% to 0.28%. The referenced SONIA rate with the credit adjustment spread is subject to a 0% floor.

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding $0.5 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc, and $2.0 billion of senior priority notes (the “2028 Senior Priority Notes”) issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation.

All our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•Up to $250 million of the Costa term loan facility, which is guaranteed by certain subsidiaries of Carnival plc and Costa that do not guarantee our other outstanding debt
•Our 2028 Senior Priority Notes, issued by Carnival Holdings, which does not guarantee our other outstanding debt

As of February 28, 2023, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2Q 2023 (a)	$785
3Q 2023	465
4Q 2023	529
2024 (a) (b)	2,734
2025	4,488
2026	4,611
2027	5,742
Thereafter	16,611
Total	$35,963

(a)Subsequent to February 28, 2023, we extended the maturity of $211 million of principal payments from second quarter 2023 to 2024.
(b)Includes borrowings of $0.2 billion under our Revolving Facility.

Short-Term Borrowings

As of February 28, 2023 and November 30, 2022, our short-term borrowings consisted of $0.2 billion under our Revolving Facility. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $2.6 billion available for borrowing under our Revolving Facility as of February 28, 2023. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.

New Revolving Facility
In February 2023, Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”) entered into a $2.1 billion multi-currency revolving facility (“New Revolving Facility”). The New Revolving Facility may be utilized beginning on August 6, 2024, and will replace the existing Revolving Facility upon its maturity in August 2024. The termination date of the New Revolving Facility is August 6, 2025, subject to two, mutual one-year extension options. The new facility also contains an accordion feature, allowing for additional commitments, up to an aggregate of $2.9 billion, which are the aggregate commitments under our Revolving Facility.
Borrowings under the New Revolving Facility will bear interest at a rate of term SOFR, in relation to any loan in U.S. dollars, EURIBOR, in relation to any loan in euros or daily compounding SONIA, in relation to any loan in sterling, plus a margin based on the long-term credit ratings of Carnival Corporation. The New Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. In addition, we are required to pay certain fees on the aggregate unused commitments under the New Revolving Facility and the Revolving Facility.
In connection with the New Revolving Facility, Carnival Corporation, Carnival plc and its subsidiaries will contribute three unencumbered vessels (net book value of $2.9 billion as of February 28, 2023) to Carnival Holdings II (which must be completed no later than February 28, 2024). Each of the vessels will continue to be operated under one of the Carnival Corporation & plc brands. Carnival Holdings II does not guarantee our other outstanding debt.

Export Credit Facility Borrowings

During the three months ended February 28, 2023, we borrowed $0.8 billion under an export credit facility due in semi-annual installments through 2034. As of February 28, 2023, the net book value of the vessels subject to negative pledges was $15.3 billion.

Collateral and Priority Pool

As of February 28, 2023, the net book value of our ships and ship improvements, excluding ships under construction, is $37.2 billion. Our secured debt is secured on either a first or second-priority basis, depending on the instrument, by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $23.5 billion, including $21.8 billion related to vessels and certain assets related to those vessels) as of February 28, 2023 and certain other assets.

As of February 28, 2023, $8.3 billion in net book value of our ships and ship improvements have been contributed to Carnival Holdings and included in the vessel priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes. As of February 28, 2023, there was no change in the identity of the Senior Priority Notes Subject Vessels.

Covenant Compliance

As of February 28, 2023, our Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) (the “Interest Coverage Covenant”) at the end of each fiscal quarter from August 31, 2023, at a ratio of not less than 2.0 to 1.0 for the August 31, 2023 testing date, 2.5 to 1.0 for the November 30, 2023 testing date, and 3.0 to 1.0 for the February 29, 2024 testing date onwards, or through their respective maturity dates
•Maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage from the November 30, 2021 testing date until the May 31, 2023 testing date, to a percentage not to exceed 75%, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity of $1.5 billion through November 30, 2026
•Adhere to certain restrictive covenants through November 30, 2024
•Limit the amounts of our secured assets as well as secured and other indebtedness

As of March 13, 2023, we entered into letter agreements to waive compliance with the Interest Coverage Covenant through the May 31, 2024 testing date under our Revolving Facility and unsecured loans that contain the covenant. In addition, we entered into amendments for substantially all of our export credit facilities to maintain a minimum interest coverage ratio of not less than 2.0 to 1.0 for the May 31, 2024 testing date. We also entered into amendments for certain of our unsecured loans with an aggregate principal amount of $150 million to maintain a minimum interest coverage ratio of not less than 2.0 to 1.0 for the August 31, 2024 testing date.

At February 28, 2023, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. The hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On August 31, 2022, the court determined that the trebling provision of the Helms-Burton statute applies to damages and interest and accordingly, we adjusted our estimated liability for this matter. The court held a status conference on September 22, 2022, at which time it was determined that a jury trial is no longer necessary. On December 30, 2022, the court entered judgment against Carnival in the amount of $110 million plus $4 million in fees and costs. We have filed a notice of appeal.

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raises certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and seeks declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis seeks damages, including its fees and costs, and seeks declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the U.S. District Court for the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation seeks damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. These two cases were consolidated in the Southern District of Florida. On February 8, 2023, the Court granted summary judgment in Carnival’s favor on DeCurtis’ antitrust, unfair competition, and tortious interference claims. The trial began on February 27, 2023, with the patent issues narrowed to certain claims of one Carnival patent. On March 10, 2023, the jury returned a verdict finding that DeCurtis had breached its contract with Carnival and infringed the asserted claims of the Carnival patent. The jury also found that the same claims of the challenged patent were valid. The jury awarded Carnival a total of $21 million in damages.

COVID-19 Actions

We have been named in a number of individual actions related to COVID-19. These actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs confined their claim to emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims. Substantially all of these individual actions have now been dismissed or settled for immaterial amounts.

As of February 28, 2023, 11 purported class actions have been brought by former guests in several U.S. federal courts, the Federal Court in Australia, and in Italy. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of February 28, 2023, nine of these class actions have either been settled individually for immaterial amounts or had their class allegations dismissed by the courts and only the Australian and Italian matters remain.

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

We have incurred legal and other costs in connection with cyber incidents that have impacted us. The penalties and settlements paid in connection with cyber incidents over the last three years were not material. While these incidents did not have a material adverse effect on our business, results of operations, financial position or liquidity, no assurances can be given about the future and we may be subject to future litigation, attacks or incidents that could have such a material adverse effect.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of February 28, 2023 and November 30, 2022, we had $1.7 billion in reserve funds related to our customer deposits provided to satisfy these requirements which are included within other assets. We continue to expect to provide reserve funds under these agreements. Additionally, as of February 28, 2023 and November 30, 2022, we had $229 million in compensating deposits we are required to maintain and $30 million of cash collateral in escrow which is included within other assets.

Ship Commitments

As of February 28, 2023, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2023	$895
2024	2,448
2025	915
Thereafter	—
$4,258

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2023				November 30, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$24,275	$—	$20,162	$—	$23,542	$—	$18,620	$—
Floating rate debt (a)	11,688	—	10,007	—	12,074	—	10,036	—
Total	$35,963	$—	$30,169	$—	$35,615	$—	$28,656	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2023			November 30, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,455	$—	$—	$4,029	$—	$—
Restricted cash	35	—	—	1,988	—	—
Derivative financial instruments	—	31	—	—	1	—
Total	$5,491	$31	$—	$6,016	$1	$—
Liabilities
Derivative financial instruments	$—	$18	$—	$—	$—	$—
Total	$—	$18	$—	$—	$—	$—

The restricted cash amount at February 28, 2023 includes $20 million, which is included in other assets.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of February 28, 2023 and November 30, 2022, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2022	$927	$224	$1,151
Exchange movements	—	2	2
February 28, 2023	$927	$225	$1,152

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2023	November 30, 2022
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$6	$—
Interest rate swaps (b)	Prepaid expenses and other	25	1
	Other assets	1	1
Total derivative assets		$31	$1
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (b)	Other long-term liabilities	18	—
Total derivative liabilities		$18	$—

(a)At February 28, 2023, we had a cross currency swap totaling $643 million that is designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. At February 28, 2023, this cross currency swap settles through 2024.
(b)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $91 million at February 28, 2023 and $89 million at November 30, 2022 of EURIBOR-based floating rate euro debt to fixed rate euro debt. During the three months ended February 28, 2023 we entered into interest rate swap agreements which effectively changed $2.5 billion at February 28, 2023 of LIBOR-based floating rate USD debt to fixed rate USD debt. At February 28, 2023, these interest rate swaps settle through 2027.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties, when applicable.

	February 28, 2023
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$31	$—	$31	$—	$31
Liabilities	$18	$—	$18	$—	$18

	November 30, 2022
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$1	$—	$1	$—	$1
Liabilities	$—	$—	$—	$—	$—

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 28,
(in millions)	2023	2022
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$15	$5
Cross currency swaps – net investment hedges - excluded component	$(4)	$(8)
Interest rate swaps – cash flow hedges	$14	$3
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$1	$(1)
Foreign currency zero cost collars – Depreciation and amortization	$—	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$1	$1

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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of February 28, 2023, we have designated $418 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations and also had a cross currency swap with a notional amount of $643 million, which is designated as a hedge of our net investments in foreign operations. For the three months ended February 28, 2023, we recognized $11 million of gains on these net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At February 28, 2023, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $3.7 billion for newbuilds scheduled to be delivered through 2025.
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

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to manage these credit risk exposures, including counterparty nonperformance primarily associated with our cash and cash equivalents, investments, notes receivables, reserve funds related to customer deposits, future financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by:

•Conducting business with well-established financial institutions, insurance companies and export credit agencies
•Diversifying our counterparties
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales and new ship progress payments to shipyards

We also monitor the creditworthiness of travel agencies and tour operators in Australia and Europe and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance; however, because of the continued effects the pandemic is having on economies, we have experienced, and may continue to experience, an increase in credit losses.

NOTE 6 – Segment Information

Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) NAA cruise operations, (2) Europe cruise operations, (3) Cruise Support and (4) Tour and Other.

The operating segments within each of our NAA and Europe reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our Cruise Support segment includes our portfolio of leading port destinations and other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.
We have renamed the EA segment given that China has not reopened to international cruise travel. As a result, we have significantly reduced operations in Asia and leveraged the mobility of our cruise ships and our brand portfolio to build alternate deployments. In 2019, our most recent full year of guest cruise operations, China accounted for 7% of our guests.

	Three Months Ended February 28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2023
NAA	$3,078	$2,189	$440	$363	$86
Europe	1,294	1,078	213	169	(166)
Cruise Support	51	25	53	42	(69)
Tour and Other	9	18	5	7	(21)
	$4,432	$3,311	$712	$582	$(172)
2022
NAA	$1,126	$1,288	$344	$334	$(840)
Europe	457	698	176	181	(598)
Cruise Support	33	28	5	33	(34)
Tour and Other	8	17	6	5	(20)
	$1,623	$2,030	$530	$554	$(1,491)

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended February 28,
(in millions)	2023	2022
North America	$2,696	$1,119
Europe	1,187	479
Australia	338	8
Other	211	18
	$4,432	$1,623

NOTE 7 – Earnings Per Share

	Three Months Ended February 28,
(in millions, except per share data)	2023	2022
Net income (loss) for basic and diluted earnings per share	$(693)	$(1,891)
Weighted-average shares outstanding	1,260	1,137
Dilutive effect of equity plans	—	—
Diluted weighted-average shares outstanding	1,260	1,137
Basic earnings per share	$(0.55)	$(1.66)
Diluted earnings per share	$(0.55)	$(1.66)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 28,
(in millions)	2023	2022
Equity awards	1	3
Convertible Notes	137	52
Total antidilutive securities	138	55

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2023	November 30, 2022
Cash and cash equivalents (Consolidated Balance Sheets)	$5,455	$4,029
Restricted cash (Consolidated Balance Sheets)	15	1,988
Restricted cash (included in other assets)	20	20
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$5,491	$6,037

NOTE 9 – Property and Equipment

Ship Sales

During the three months ended February 28, 2023 we completed the sale of one Europe segment ship and entered into an agreement to sell one Europe segment ship, which was subsequently completed in March 2023. These ship sales collectively represent a passenger-capacity reduction of 3,970 berths for our Europe segment. Additionally, in March 2023 we sold one NAA segment ship, which represents a passenger-capacity reduction of 460 berths. The net book value of the ships sold subsequent to quarter end was $186 million and will result in gains on the sales. We will continue to operate the NAA segment ship under a bareboat charter agreement through September 2024.

NOTE 10 – Shareholders’ Equity

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During the three months ended February 28, 2023 under the Stock Swap Program, there were no sales or repurchases. During the three months ended February 28, 2022 under the Stock Swap Program, we sold 1.3 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $2 million, which were used for general corporate purposes.

During the three months ended February 28, 2023, there were no sales of Carnival Corporation common stock. During the three months ended February 28, 2022, we sold 0.8 million shares of Carnival Corporation common stock at an average price per share of $20.18, resulting in net proceeds of $15 million.

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

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Adjusted net income (loss)
•Booking levels	•Adjusted EBITDA
•Occupancy	•Adjusted earnings per share
•Interest, tax and fuel expenses	•Adjusted free cash flow
•Currency exchange rates	•Net per diems
•Goodwill, ship and trademark fair values	•Net yields
•Liquidity and credit ratings	•Adjusted cruise costs per ALBD
•Estimates of ship depreciable lives and residual values	•Adjusted cruise costs excluding fuel per ALBD
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
•Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.
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
•The loss of key team members, our inability to recruit or retain qualified shoreside and shipboard team members and increased labor costs could have an adverse effect on our business and results of operations.
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
•Overcapacity and competition in the cruise and land-based vacation industry may negatively impact our cruise sales, pricing and destination options.
•Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.
•Failure to successfully implement our business strategy following our resumption of guest cruise operations would negatively impact the occupancy levels and pricing of our cruises and could have a material adverse effect on our business. We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors, including those beyond our control, and we may not be able to generate cash required to service our debt and sustain our operations.

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

Forward-looking and other statements in this document may also address our sustainability progress, plans and goals (including climate change and environmental-related matters). In addition, historical, current and forward-looking sustainability- and climate-related statements may be based on standards and tools for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions and predictions that are subject to change in the future and may not be generally shared.

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

Known Trends and Uncertainties

•We believe the increased cost of fuel and other related costs are reasonably likely to continue to impact our profitability in both the short and long-term.
•We believe inflation and higher interest rates are reasonably likely to continue to impact our profitability.
•We believe the increasing global focus on climate change, including the reduction of carbon emissions and new and evolving regulatory requirements, is reasonably likely to have a material negative impact on our future financial results. The full impact of climate change to our business is not yet known.

Statistical Information

	Three Months Ended February 28,
	2023	2022
Passenger Cruise Days (“PCDs”) (in millions) (a)	20.2	7.2
Available Lower Berth Days (“ALBDs”) (in millions) (b)	22.1	13.3
Occupancy percentage (c)	91%	54%
Passengers carried (in millions)	2.7	1.0

Fuel consumption in metric tons (in millions)	0.7	0.6
Fuel consumption in metric tons per thousand ALBDs	33.4	42.5
Fuel cost per metric ton consumed	$730	$648

Currencies (USD to 1)
AUD	$0.69	$0.72
CAD	$0.74	$0.79
EUR	$1.07	$1.13
GBP	$1.22	$1.35

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

(c)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Results of Operations

Consolidated
	Three Months Ended February 28,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$2,870	$873	$1,997
Onboard and other	1,563	750	812
	4,432	1,623	2,809
Operating Costs and Expenses
Commissions, transportation and other	655	251	404
Onboard and other	484	209	275
Payroll and related	582	506	77
Fuel	535	365	170
Food	311	136	175
Ship and other impairments	—	8	(8)
Other operating	743	557	187
Cruise and tour operating expenses	3,311	2,030	1,280

Selling and administrative	712	530	182
Depreciation and amortization	582	554	28
	4,604	3,114	1,490
Operating Income (Loss)	(172)	(1,491)	1,320
Nonoperating Income (Expense)
Interest income	56	3	52
Interest expense, net of capitalized interest	(539)	(368)	(171)
Other income (expense), net	(30)	(32)	2
	(514)	(397)	(117)
Income (Loss) Before Income Taxes	$(686)	$(1,888)	$1,203

NAA
	Three Months Ended February 28,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$1,892	$586	$1,306
Onboard and other	1,187	540	647
	3,078	1,126	1,953

Operating Costs and Expenses	2,189	1,288	901
Selling and administrative	440	344	96
Depreciation and amortization	363	334	29
	2,993	1,966	1,027
Operating Income (Loss)	$86	$(840)	$926

Europe
	Three Months Ended February 28,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$992	$341	$650
Onboard and other	302	116	187
	1,294	457	837

Operating Costs and Expenses	1,078	698	380
Selling and administrative	213	176	37
Depreciation and amortization	169	181	(12)
	1,460	1,055	406
Operating Income (Loss)	$(166)	$(598)	$431

The effects of the pause in guest cruise operations in March 2020 and subsequent resumption of our guest cruise operations, inflation, higher fuel prices, higher interest rates and fluctuations in foreign currency rates are collectively having a material negative impact on all aspects of our business, including our results of operations, liquidity and financial position. We have a substantial debt balance and require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash will be affected by our ability to successfully implement our business strategy, which includes increasing our occupancy levels and pricing of our cruises, as well as general macroeconomic, financial, geopolitical, competitive, regulatory and other factors beyond our control. The full extent of these impacts is uncertain and may be amplified by our substantial debt balance.

Three Months Ended February 28, 2023 (“2023”) Compared to Three Months Ended February 28, 2022 (“2022”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 65% of our total revenues in 2023 while onboard and other revenues made up 35%. Revenues in 2023 increased by $2.8 billion to $4.4 billion from $1.6 billion in 2022 due to the ongoing resumption of guest cruise operations, including the significant increase of ships in service and higher occupancy. As of February 28, 2023, 96% of our capacity was serving guests, compared to 71% as of February 28, 2022. ALBDs increased to 22.1 million in 2023 as compared to 13.3 million in 2022. Occupancy for 2023 was 91% compared to 54% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 61% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 39%. NAA segment revenues in 2023 increased by $2.0 billion to $3.1 billion from $1.1 billion in 2022 due to the ongoing resumption of guest cruise operations, including the significant increase of ships in service and higher occupancy. Our NAA segment’s full fleet was serving guests as of February 28, 2023, compared to 69% as of February 28, 2022. ALBDs increased to 13.9 million in 2023 as compared to 8.7 million in 2022. Occupancy for 2023 was 98% compared to 59% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 77% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 23%. Europe segment revenues in 2023 increased by $0.8 billion to $1.3 billion from $0.5 billion in 2022 due to the ongoing resumption of guest cruise operations, including the significant increase of ships in service and higher occupancy. Our Europe segment had 93% of its capacity serving guests as of February 28, 2023, compared to 73% as of February 28, 2022. ALBDs increased to 8.2 million in 2023 as compared to 4.6 million in 2022. Occupancy for 2023 was 80% compared to 45% in 2022.

Operating Cost and Expenses

Consolidated

Operating costs and expenses increased by $1.3 billion to $3.3 billion in 2023 from $2.0 billion in 2022. These increases were driven by our resumption of guest cruise operations and an increase in ships in service.

Fuel costs increased by $170 million to $535 million in 2023 from $365 million in 2022. $110 million of this increase was driven by higher fuel consumption of 0.2 million metric tons, due to the resumption of guest cruise operations, and $60 million was driven by a combination of increases in fuel prices and changes in fuel mix of $81 per metric ton consumed in 2023 compared to 2022.

Selling and administrative expenses increased by $182 million to $712 million in 2023 from $530 million in 2022. The increase was caused by increased administrative expenses and advertising costs incurred as part of our resumption of guest cruise operations.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $171 million to $539 million in 2023 from $368 million in 2022. The increase was caused by a higher average interest rate and a higher average debt balance in 2023 compared to 2022.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2023, we had $8.1 billion of liquidity including cash and cash equivalents and borrowings available under our Revolving Facility. We will continue to pursue various opportunities to refinance future debt maturities and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

We had a working capital deficit of $3.9 billion as of February 28, 2023 compared to working capital deficit of $3.1 billion as of November 30, 2022. The increase in working capital deficit was caused by an increase in customer deposits and an overall decrease in cash and cash equivalents and restricted cash. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $5.5 billion and $4.9 billion of customer deposits as of February 28, 2023 and November 30, 2022, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Refer to Note 1 - “General, Liquidity and Management’s Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities

Our business provided $0.4 billion of net cash flows in operating activities during the three months ended February 28, 2023, an increase of $1.6 billion, compared to $1.2 billion used for the same period in 2022. This was driven by a decrease in the net loss compared to the same period in 2022 and an increase in customer deposits.

Investing Activities
During the three months ended February 28, 2023, net cash used in investing activities was $1.0 billion. This was driven by:
•Capital expenditures of $0.8 billion for our ongoing new shipbuilding program

•Capital expenditures of $243 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $23 million

During the three months ended February 28, 2022, net cash used in investing activities was $3.0 billion. This was driven by:
•Capital expenditures of $2.5 billion for our ongoing new shipbuilding program
•Capital expenditures of $221 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $18 million
•Purchases of short-term investments of $315 million

Financing Activities

During the three months ended February 28, 2023, net cash provided by financing activities of $0.1 billion was caused by:
•Issuances of $0.8 billion of long-term debt
•Repayments of $0.7 billion of long-term debt
•Payments of $40 million related to debt issuance costs

During the three months ended February 28, 2022, net cash provided by financing activities of $1.7 billion was caused by:
•Issuances of $2.3 billion of long-term debt
•Repayments of $503 million of long-term debt
•Payments of $85 million related to debt issuance costs
•Net repayments of short-term borrowings of $48 million
•Purchases of $23 million of Carnival plc ordinary shares and issuances of $27 million of Carnival Corporation common stock under our Stock Swap Program

Funding Sources

As of February 28, 2023, we had $8.1 billion of liquidity including $5.5 billion of cash and cash equivalents and $2.6 billion of borrowings available under our Revolving Facility, which matures in 2024. In February 2023, Carnival Holdings II entered into the New Revolving Facility, which may be utilized beginning in August 2024, at which date it will replace our existing Revolving Facility. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $3.2 billion of undrawn export credit facilities to fund ship deliveries planned through 2025. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2023	2024	2025
Future export credit facilities at February 28, 2023	$316	$2,165	$716

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At February 28, 2023, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

February 28, 2023
Fixed rate	59%
EUR fixed rate	16%
Floating rate	9%
EUR floating rate	15%
GBP floating rate	1%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2023, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions” and “Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe may exceed $1 million.

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

Under the Stock Swap Program effective as of June 2021, the Board of Directors authorized the sale of up to $500 million shares of Carnival Corporation common stock in the U.S. market and the purchase of Carnival plc ordinary shares on at least an equivalent basis.

We may in the future implement a program to allow us to obtain a net cash benefit when Carnival plc ordinary shares are trading at a premium to the price of Carnival Corporation common stock.

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended February 28, 2023, there were no sales or repurchases under the Stock Swap Program. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 14.9 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $27 million. No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

B.    Repurchases

No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contracts
10.1	Form of 2022 Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X
10.2	Form of 2022 Performance-Based Restricted Share Unit Grant Agreement for the Carnival plc 2014 Employee Share Plan.				X
10.3	Form of 2022 Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X
10.4	Form of 2022 Management Incentive Plan Tied Restricted Share Unit Grant Agreement for the Carnival plc 2014 Employee Share Plan.				X
10.5
Facilities Agreement, dated as of February 28, 2023, among Carnival Holdings (Bermuda) II Limited, as borrower, Carnival Corporation, Carnival plc, the other guarantors party thereto, the lender parties thereto and J.P. Morgan SE, as facilities agent.

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, as filed with the Securities and Exchange Commission on March 29, 2023, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three months ended February 28, 2023 and 2022;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2023 and 2022;				X
	(iii) the Consolidated Balance Sheets at February 28, 2023 and November 30, 2022;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2023 and 2022;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2023 and 2022;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, as filed with the Securities and Exchange Commission on March 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Josh Weinstein	By:	/s/ Josh Weinstein
	Josh Weinstein		Josh Weinstein
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: March 29, 2023		Date: March 29, 2023