Form 10-Q
period 2023-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2023-06-28
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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

At June 22, 2023, Carnival Corporation had outstanding 1,119,265,540 shares of Common Stock, $0.01 par value.
At June 22, 2023, Carnival plc had outstanding 186,806,488 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,119,265,540 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenues
Passenger ticket	$3,141	$1,285	$6,011	$2,158
Onboard and other	1,770	1,116	3,332	1,866
	4,911	2,401	9,343	4,024
Operating Expenses
Commissions, transportation and other	619	325	1,274	576
Onboard and other	549	314	1,033	523
Payroll and related	601	533	1,183	1,038
Fuel	489	545	1,024	910
Food	325	191	636	327
Ship and other impairments	—	—	—	8
Other operating	875	774	1,619	1,331
Cruise and tour operating expenses	3,457	2,683	6,768	4,713
Selling and administrative	736	619	1,448	1,149
Depreciation and amortization	597	572	1,179	1,126
	4,791	3,874	9,394	6,988
Operating Income (Loss)	120	(1,473)	(52)	(2,964)
Nonoperating Income (Expense)
Interest income	69	6	124	9
Interest expense, net of capitalized interest	(542)	(370)	(1,082)	(738)
Gain (loss) on debt extinguishment, net	(31)	—	(31)	—
Other income (expense), net	(17)	6	(47)	(26)
	(522)	(358)	(1,036)	(755)
Income (Loss) Before Income Taxes	(402)	(1,831)	(1,087)	(3,719)
Income Tax Benefit (Expense), Net	(5)	(3)	(13)	(6)
Net Income (Loss)	$(407)	$(1,834)	$(1,100)	$(3,726)
Earnings Per Share
Basic	$(0.32)	$(1.61)	$(0.87)	$(3.27)
Diluted	$(0.32)	$(1.61)	$(0.87)	$(3.27)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net Income (Loss)	$(407)	$(1,834)	$(1,100)	$(3,726)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	102	(260)	99	(246)
Other	(33)	3	(19)	5
Other Comprehensive Income (Loss)	69	(257)	79	(241)
Total Comprehensive Income (Loss)	$(338)	$(2,091)	$(1,021)	$(3,967)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2023	November 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$4,468	$4,029
Restricted cash	18	1,988
Trade and other receivables, net	449	395
Inventories	438	428
Prepaid expenses and other	833	652
Total current assets	6,206	7,492
Property and Equipment, Net	39,584	38,687
Operating Lease Right-of-Use Assets	1,310	1,274
Goodwill	579	579
Other Intangibles	1,163	1,156
Other Assets	3,030	2,515
	$51,873	$51,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$200
Current portion of long-term debt	1,789	2,393
Current portion of operating lease liabilities	161	146
Accounts payable	1,042	1,050
Accrued liabilities and other	1,951	1,942
Customer deposits	6,892	4,874
Total current liabilities	11,835	10,605
Long-Term Debt	31,921	31,953
Long-Term Operating Lease Liabilities	1,208	1,189
Other Long-Term Liabilities	1,044	891
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,250 shares at 2023 and 1,244 shares at 2022 issued	12	12
Carnival plc ordinary shares, $1.66 par value; 217 shares at 2023 and 2022 issued	361	361
Additional paid-in capital	16,684	16,872
Retained earnings (accumulated deficit)	(841)	269
Accumulated other comprehensive income (loss) (“AOCI”)	(1,903)	(1,982)
Treasury stock, 130 shares at 2023 and 2022 of Carnival Corporation and 73 shares at 2023 and 72 shares at 2022 of Carnival plc, at cost	(8,449)	(8,468)
Total shareholders’ equity	5,865	7,065
	$51,873	$51,703
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(1,100)	$(3,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,179	1,126
Impairments	—	8
(Gain) loss on debt extinguishment	31	—
(Income) loss from equity-method investments	27	(4)
Share-based compensation	31	54
Amortization of discounts and debt issue costs	85	87
Noncash lease expense	72	68
(Gain) loss on ship sales and other, net	(9)	12
	316	(2,376)
Changes in operating assets and liabilities
Receivables	(55)	(120)
Inventories	(6)	(79)
Prepaid expenses and other assets	(805)	(395)
Accounts payable	(23)	139
Accrued liabilities and other	69	12
Customer deposits	2,029	1,611
Net cash provided by (used in) operating activities	1,525	(1,209)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,772)	(3,221)
Proceeds from sales of ships	255	55
Purchase of short-term investments	—	(315)
Proceeds from maturity of short-term investments	—	364
Other, net	8	10
Net cash provided by (used in) investing activities	(1,509)	(3,107)
FINANCING ACTIVITIES
Repayments of short-term borrowings	(200)	(114)
Principal repayments of long-term debt	(2,294)	(684)
Proceeds from issuance of long-term debt	1,016	3,334
Issuance of common stock, net	5	30
Issuance of common stock under the Stock Swap Program	22	89
Purchase of treasury stock under the Stock Swap Program	(20)	(82)
Debt issue costs and other, net	(81)	(111)
Net cash provided by (used in) financing activities	(1,552)	2,463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,530)	(1,888)
Cash, cash equivalents and restricted cash at beginning of period	6,037	8,976
Cash, cash equivalents and restricted cash at end of period	$4,507	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At February 28, 2022	$11	$361	$15,360	$4,493	$(1,486)	$(8,428)	$10,311
Net income (loss)	—	—	—	(1,834)	—	—	(1,834)
Other comprehensive income (loss)	—	—	—	—	(257)	—	(257)
Issuances of common stock, net	—	—	15	—	—	—	15
Purchases and issuances under the Stock Swap program, net	—	—	62	—	—	(57)	6
Issuance of treasury shares for vested share-based awards	—	—	—	(9)	—	9	—
Share-based compensation and other	—	—	19	(1)	—	—	19
At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260

At February 28, 2023	$12	$361	$16,635	$(434)	$(1,972)	$(8,433)	$6,170
Net income (loss)	—	—	—	(407)	—	—	(407)
Other comprehensive income (loss)	—	—	—	—	69	—	69
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(5)	—	—	5	—
Share-based compensation and other	—	—	24	—	—	(1)	23
At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(3,726)	—	—	(3,726)
Other comprehensive income (loss)	—	—	—	—	(241)	—	(241)
Issuances of common stock, net	—	—	30	—	—	—	30
Purchases and issuances under the Stock Swap program, net	—	—	89	—	—	(82)	8
Issuance of treasury shares for vested share-based awards	—	—	—	(72)	—	72	—
Share-based compensation and other	—	—	45	(1)	—	—	45
At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260

At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(1,100)	—	—	(1,100)
Other comprehensive income (loss)	—	—	—	—	79	—	79
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	52	—	—	(2)	50
At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865
The accompanying notes are an integral part of these consolidated financial statements.

(a)We adopted the provisions of Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity on December 1, 2022.

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

Liquidity and Management’s Plans

In the face of the global impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021. As of May 31, 2023, our return to guest cruise operations was complete.

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

Based on these actions and our assumptions, and considering our $7.3 billion of liquidity including cash and cash equivalents and borrowings available under our $1.6 billion, €1.0 billion and £0.2 billion multi-currency revolving credit facility (the “Revolving Facility”) at May 31, 2023, we believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to refinance future debt maturities and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

Basis of Presentation

The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2023 and 2022, and the Consolidated Balance Sheet at May 31, 2023 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2022 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2023. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In December 2022, the FASB deferred the date through which this guidance can be applied from December 31, 2022 to December 31, 2024. We adopted this new guidance during 2022 and applied it prospectively to contract modifications related to a change in reference rate. The adoption of this guidance did not have a material impact on our consolidated financial statements. We expect that all of our outstanding debt and derivative instruments referenced to U.S. dollar LIBOR will be transitioned to Term Secured Overnight Financing Rate (“SOFR”) by June 30, 2023.

The FASB issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. On December 1, 2022, we adopted this guidance using the modified retrospective approach to recognize our convertible notes as single unit liability instruments, as they do not qualify as derivatives under ASC 815, Derivatives and Hedging, and were not issued at a substantial premium. Accordingly, upon adoption we recorded a $239 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $229 million to additional paid in capital. The cumulative effect of the adoption of this guidance resulted in a $10 million decrease to retained earnings.

In September 2022, the FASB issued guidance, Liabilities-Supplier Finance Programs - Disclosure of Supplier Finance Program Obligations. This guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This guidance is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This guidance is required to be adopted by us in the first quarter of 2024, except for the amendment on roll forward information which is required to be adopted by us for the financial year commencing on December 1, 2024. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and six months ended May 31, fees, taxes, and charges included in commissions, transportation and other costs were $173 million and $344 million in 2023 and $96 million and $164 million in 2022. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $7.2 billion as of May 31, 2023 and $5.1 billion as of November 30, 2022, which includes approximately $162 million of unredeemed FCCs as of May 31, 2023, of which approximately $119 million are refundable. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the amount of FCCs that will be used in future periods or that may be refunded. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the six months ended May 31, 2023 and 2022, we recognized revenues of $3.6 billion and $1.4 billion related to our customer deposits as of November 30, 2022 and 2021. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $322 million as of May 31, 2023 and $218 million as of November 30, 2022.

NOTE 3 – Debt

			May 31,	November 30,
(in millions)	Maturity	Rate (a) (b)	2023	2022
Secured Subsidiary Guaranteed
Notes
Notes	Feb 2026	10.5%	$775	$775
EUR Notes	Feb 2026	10.1%	455	439
Notes	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	900	900
Notes	Aug 2028	4.0%	2,406	2,406
Loans
EUR floating rate	Jun 2025	EURIBOR + 3.8%	833	808
Floating rate	Jun 2025 - Oct 2028	LIBOR + 3.0 - 3.3%	4,080	4,101
Total Secured Subsidiary Guaranteed			9,640	9,621
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Revolver
Facility	(c)	LIBOR + 0.7%	—	200
Notes
Convertible Notes	Apr 2023	5.8%	—	96
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,450	1,450
EUR Notes	Mar 2026	7.6%	535	517
Notes	Mar 2027	5.8%	3,500	3,500
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
Notes	Jun 2030	10.5%	1,000	1,000
Loans
Floating rate	Jul 2024 - Sep 2024	LIBOR + 3.8%	300	590
GBP floating rate	Feb 2025	SONIA + 0.9% (d)	432	419
EUR floating rate (e)	Apr 2024 - Mar 2026	EURIBOR + 2.4 - 4.0%	749	827
Export Credit Facilities
Floating rate	Dec 2031	LIBOR + 0.8	617	1,246
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,950	3,143
EUR floating rate	May 2024 - Nov 2034	EURIBOR + 0.2 - 0.8%	3,201	3,882
EUR fixed rate	Feb 2031 - Jan 2036	1.1 - 3.4%	3,582	2,592
Total Unsecured Subsidiary Guaranteed			21,874	23,019
Unsecured Notes (No Subsidiary Guarantee)
Notes	Oct 2023	7.2%	125	125
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	642	620
Total Unsecured Notes (No Subsidiary Guarantee)			967	945
Total Debt			34,511	35,615
Less: unamortized debt issuance costs and discounts			(802)	(1,069)
Total Debt, net of unamortized debt issuance costs and discounts			33,710	34,546
Less: short-term borrowings			—	(200)

Less: current portion of long-term debt	(1,789)	(2,393)
Long-Term Debt	$31,921	$31,953

(a)The reference rates for substantially all of our LIBOR and EURIBOR based variable debt have 0.0% to 0.75% floors.
(b)The above debt table excludes the impact of any outstanding derivative contracts. The interest rates on some of our debt fluctuate based on the applicable rating of senior unsecured long-term securities of Carnival Corporation or Carnival plc.
(c)See “Short-Term Borrowings” below.
(d)The interest rate for the GBP unsecured loan is subject to a credit adjustment spread ranging from 0.03% to 0.28%. The referenced Sterling Overnight Index Average (“SONIA”) rate with the credit adjustment spread is subject to a 0% floor.
(e)In March 2023, we entered into an amendment of a EUR floating rate loan to extend maturity through April 2024.

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding $0.5 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc, $2.0 billion of senior priority notes (the “2028 Senior Priority Notes”) issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation, and $0.2 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation.

All our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•Up to $250 million of the Costa term loan facility, which is guaranteed by certain subsidiaries of Carnival plc and Costa that do not guarantee our other outstanding debt
•Our 2028 Senior Priority Notes, issued by Carnival Holdings, which does not guarantee our other outstanding debt
•The export credit facility of Sun Princess Limited, which does not guarantee our other outstanding debt

As of May 31, 2023, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
3Q 2023	$394
4Q 2023	431
2024 (a)	2,420
2025	4,297
2026	4,466
2027	5,700
Thereafter	16,803
Total	$34,511

(a)Subsequent to May 31, 2023, we pre-paid $300 million of 2024 debt maturities.

Short-Term Borrowings

As of May 31, 2023 we did not have short-term borrowings. As of November 30, 2022, our short-term borrowings consisted of $0.2 billion under our Revolving Facility. We may continue to re-borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $2.9 billion available for borrowing under our Revolving Facility as of May 31, 2023. The Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.

New Revolving Facility

In February 2023, Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”) entered into a $2.1 billion multi-currency revolving facility (“New Revolving Facility”). The New Revolving Facility may be utilized beginning on August 6, 2024, and will replace our Revolving Facility upon its maturity in August 2024. The termination date of the New Revolving Facility is August 6, 2025, subject to two, mutual one-year extension options. The new facility also contains an accordion feature, allowing for additional commitments, up to an aggregate of $2.9 billion, which are the aggregate commitments under our Revolving Facility.

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
In connection with the New Revolving Facility, Carnival Corporation, Carnival plc and its subsidiaries will contribute three unencumbered vessels (net book value of $3.0 billion as of May 31, 2023) to Carnival Holdings II (which must be completed no later than February 28, 2024). Each of the vessels will continue to be operated under one of the Carnival Corporation & plc brands. Carnival Holdings II does not guarantee our other outstanding debt.

Export Credit Facility Borrowings

During the six months ended May 31, 2023, we borrowed $0.8 billion under an export credit facility due in semi-annual installments through 2035 and $0.2 billion under an export credit facility due in semi-annual installments starting in July 2024 through 2036. In addition, we paid down $1.0 billion of floating rate unsecured borrowings mostly with 2023 and 2024 maturities. As of May 31, 2023, the net book value of the vessels subject to negative pledges was $15.4 billion.

Collateral and Priority Pool

As of May 31, 2023, the net book value of our ships and ship improvements, excluding ships under construction, is $37.1 billion. Our secured debt is secured on either a first or second-priority basis, depending on the instrument, by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $23.3 billion, including $21.7 billion related to vessels and certain assets related to those vessels) as of May 31, 2023 and certain other assets.

As of May 31, 2023, $8.3 billion in net book value of our ships and ship improvements have been contributed to Carnival Holdings and included in the vessel priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes. As of May 31, 2023, there was no change in the identity of the Senior Priority Notes Subject Vessels.

Covenant Compliance

As of May 31, 2023, our Revolving Facility, New Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) (the “Interest Coverage Covenant”) as follows:
◦For certain of our unsecured loans and our New Revolving Facility, from the end of each fiscal quarter from August 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from August 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards and as applicable through their respective maturity dates. In addition, for our remaining unsecured loans that contain this covenant, we entered into letter agreements to waive compliance with the covenant through the May 31, 2024 testing date.
◦For substantially all of our export credit facilities, from the end of each fiscal quarter from May 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from May 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards
•For certain of our unsecured loans and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 75% until the May 31, 2023 testing date, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity as follows:
◦For our New Revolving Facility, minimum liquidity of $1.5 billion; provided, that if any commitments maturing on June 30, 2025 under our existing first-lien term loan facility are outstanding on the March 31,

2025 testing date, our minimum liquidity on such testing date cannot be less than the greater of (i) the aggregate outstanding amount of such first-lien term loan facility commitments and (ii) $1.5 billion
◦For our other unsecured loans and export credit facilities that contain this covenant, $1.5 billion through November 30, 2026
•Adhere to certain restrictive covenants through August 2025
•Limit the amounts of our secured assets as well as secured and other indebtedness

At May 31, 2023, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raised certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and sought declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis sought damages, including its fees and costs, and declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the U.S. District Court for the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation sought damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. These two cases were consolidated in the Southern District of Florida. On February 8, 2023, the Court granted summary judgment in Carnival Corporation’s favor on DeCurtis’ antitrust, unfair competition, and tortious interference claims. The trial began on February 27, 2023, with the patent issues narrowed to certain claims of one Carnival Corporation patent. On March 10, 2023, the jury returned a verdict finding that DeCurtis had breached its contract with Carnival Corporation and infringed on the Carnival Corporation patent. The jury awarded Carnival Corporation a total of $21 million in damages. On April 30, 2023, DeCurtis filed for Chapter 11 in the United States Bankruptcy Court for the District of Delaware. Carnival Corporation is defending its interests in the bankruptcy matter.

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

As of May 31, 2023, 11 purported class actions have been brought by former guests in several U.S. federal courts, the Federal Court in Australia, and in Italy. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of May 31, 2023, nine of these class actions have either been settled individually for immaterial amounts or had their class allegations dismissed by the courts and only the Australian and Italian matters remain. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of May 31, 2023 and November 30, 2022, we had $2.2 billion and $1.7 billion in reserve funds related to our customer deposits provided to satisfy these requirements which are included within other assets. Additionally, as of May 31, 2023 and November 30, 2022, we had $237 million and $229 million in compensating deposits we are required to maintain and $30 million of cash collateral in escrow which is included within other assets. Subsequent to May 31, 2023, we provided $380 million in restricted cash deposits which will be included within other assets. We continue to expect to provide reserve funds and restricted cash deposits under these agreements.

Ship Commitments

As of May 31, 2023, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions)
Year
Remainder of 2023	$691
2024	2,416
2025	944
Thereafter	—
$4,051

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2023				November 30, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$24,298	$—	$21,005	$—	$23,542	$—	$18,620	$—
Floating rate debt (a)	10,213	—	8,812	—	12,074	—	10,036	—
Total	$34,511	$—	$29,817	$—	$35,615	$—	$28,656	$—

(a)The debt amounts above do not include the impact of interest rate swaps or debt issuance costs and discounts. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on current market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2023			November 30, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,468	$—	$—	$4,029	$—	$—
Restricted cash	38	—	—	1,988	—	—
Derivative financial instruments	—	21	—	—	1	—
Total	$4,507	$21	$—	$6,016	$1	$—
Liabilities
Derivative financial instruments	$—	$41	$—	$—	$—	$—
Total	$—	$41	$—	$—	$—	$—

The restricted cash amount at May 31, 2023 includes $20 million, which is included in other assets.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of May 31, 2023 and November 30, 2022, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2022	$927	$224	$1,151
Exchange movements	—	8	8
May 31, 2023	$927	$231	$1,158

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2023	November 30, 2022
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$—	$—
Interest rate swaps (b)	Prepaid expenses and other	19	1
	Other assets	—	1
Derivatives not designated as hedging instruments
Interest rate swaps (b)	Prepaid expenses and other	1	—
Total derivative assets		$21	$1
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (b)	Other long-term liabilities	41	—
Total derivative liabilities		$41	$—

(a)At May 31, 2023, we had a cross currency swap totaling $653 million that is designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. At May 31, 2023, this cross currency swap settles through 2024.
(b)We have interest rate swaps whereby we receive EURIBOR-based floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $69 million at May 31, 2023 and $89 million at November 30, 2022 of EURIBOR-based floating rate euro debt to fixed rate euro debt. As of May 31, 2023, these EURIBOR-based interest rate swaps were not designated as cash flow hedges. As of November 30, 2022, one of these swaps was designated as a cash flow hedge. During the six months ended May 31, 2023 we entered into interest rate swap agreements which effectively changed $2.5 billion at May 31, 2023 of LIBOR-based floating rate

USD debt to fixed rate USD debt. At May 31, 2023, these interest rate swaps settle through 2027 and are designated as cash flow hedges.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties, when applicable.

	May 31, 2023
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$21	$—	$21	$—	$21
Liabilities	$41	$—	$41	$—	$41

	November 30, 2022
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$1	$—	$1	$—	$1
Liabilities	$—	$—	$—	$—	$—

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2023	2022	2023	2022
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$(5)	$27	$9	$33
Cross currency swaps – net investment hedges - excluded component	$—	$(11)	$(4)	$(20)
Interest rate swaps – cash flow hedges	$(33)	$6	$(19)	$9
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$9	$(1)	$10	$(1)
Foreign currency zero cost collars – Depreciation and amortization	$—	$1	$1	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$3	$3	$4	$4

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and six months ended May 31, 2023 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of May 31, 2023, we have designated $432 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations and also had a cross currency swap with a notional amount of $653 million, which is designated as a hedge of our net investments in foreign operations. For the three and six months ended May 31, 2023, we recognized $20 million and $9 million of losses on these net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At May 31, 2023, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $3.5 billion for newbuilds scheduled to be delivered through 2025.
The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ functional currency will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships.

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

Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. We have not experienced significant credit losses, including counterparty nonperformance on our trade receivables and contingent obligations.

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
Beginning in the first quarter of 2023, we renamed the EA segment given that China has not reopened to international cruise travel. As a result, we have significantly reduced operations in Asia and leveraged the mobility of our cruise ships and our brand portfolio to build alternate deployments. In 2019, our most recent full year of guest cruise operations, China accounted for 7% of our guests.

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2023
NAA	$3,355	$2,282	$435	$374	$265
Europe	1,465	1,101	222	169	(27)
Cruise Support	55	29	71	48	(93)
Tour and Other	35	45	8	7	(25)
	$4,911	$3,457	$736	$597	$120
2022
NAA	$1,666	$1,768	$366	$353	$(821)
Europe	666	848	175	179	(536)
Cruise Support	40	26	71	35	(92)
Tour and Other	29	41	6	6	(24)
	$2,401	$2,683	$619	$572	$(1,473)

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2023
NAA	$6,434	$4,471	$875	$738	$351
Europe	2,759	2,179	436	338	(193)
Cruise Support	106	55	124	90	(162)
Tour and Other	44	64	14	13	(47)
	$9,343	$6,768	$1,448	$1,179	$(52)
2022
NAA	$2,792	$3,055	$710	$687	$(1,661)
Europe	1,123	1,546	352	359	(1,134)
Cruise Support	73	54	75	68	(126)
Tour and Other	37	57	12	11	(44)
	$4,024	$4,713	$1,149	$1,126	$(2,964)
Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2023	2022	2023	2022
North America	$2,988	$1,620	$5,684	$2,738
Europe	1,446	741	2,633	1,220
Australia	307	4	645	4
Other	169	35	380	61
	$4,911	$2,401	$9,343	$4,024

NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2023	2022	2023	2022
Net income (loss) for basic and diluted earnings per share	$(407)	$(1,834)	$(1,100)	$(3,726)
Weighted-average shares outstanding	1,263	1,140	1,261	1,139
Dilutive effect of equity plans	—	—	—	—
Diluted weighted-average shares outstanding	1,263	1,140	1,261	1,139
Basic earnings per share	$(0.32)	$(1.61)	$(0.87)	$(3.27)
Diluted earnings per share	$(0.32)	$(1.61)	$(0.87)	$(3.27)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2023	2022	2023	2022
Equity awards	1	1	1	2
Convertible Notes	130	52	134	52
Total antidilutive securities	131	53	134	54

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2023	November 30, 2022
Cash and cash equivalents (Consolidated Balance Sheets)	$4,468	$4,029
Restricted cash (Consolidated Balance Sheets)	18	1,988
Restricted cash (included in other assets)	20	20
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$4,507	$6,037

NOTE 9 – Property and Equipment

Ship Sales

During 2023 we completed the sale of two Europe segment ships and one NAA segment ship, which represents a passenger-capacity reduction of 3,970 berths for our Europe segment and 460 berths for our NAA segment. We will continue to operate the NAA segment ship under a bareboat charter agreement through September 2024.

NOTE 10 – Shareholders’ Equity

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During the three and six months ended May 31, 2023 under the Stock Swap Program, we sold 2.3 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $2 million, which were used for general corporate purposes. During the three and six months ended May 31, 2022 under the Stock Swap Program, we sold 3.9 million and 5.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $6 million and $8 million, which were used for general corporate purposes.

In addition, during the three and six months ended May 31, 2023, we sold 0.5 million shares of Carnival Corporation common stock at an average price per share of $9.83, resulting in net proceeds of $5 million. During the three and six months ended May 31, 2022, we sold 0.8 million and 1.6 million shares of Carnival Corporation common stock at an average price per share of $18.54 and $19.27, resulting in net proceeds of $15 million and $30 million.

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

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Pricing	•Adjusted net income (loss)
•Booking levels	•Adjusted EBITDA
•Occupancy	•Adjusted earnings per share
•Interest, tax and fuel expenses	•Adjusted free cash flow
•Currency exchange rates	•Net per diems
•Goodwill, ship and trademark fair values	•Net yields
•Liquidity and credit ratings	•Adjusted cruise costs per ALBD
•Investment grade leverage metrics	•Adjusted cruise costs excluding fuel per ALBD
•Estimates of ship depreciable lives and residual values	•Adjusted return on invested capital
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
•We rely on supply chain vendors who are integral to the operations of our businesses. These vendors and service providers may be unable to deliver on their commitments, which could negatively impact our business.
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

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Passenger Cruise Days (“PCDs”) (in millions) (a)	21.8	11.4	42.0	18.7
Available Lower Berth Days (“ALBDs”) (in millions) (b)	22.3	16.7	44.3	30.0
Occupancy percentage (c)	98%	69%	95%	62%
Passengers carried (in millions)	3.0	1.7	5.7	2.7

Fuel consumption in metric tons (in millions)	0.7	0.6	1.5	1.2
Fuel consumption in metric tons per thousand ALBDs	32.5	37.9	33.0	40.0
Fuel cost per metric ton consumed	$677	$869	$704	$765

Currencies (USD to 1)
AUD	$0.67	$0.73	$0.68	$0.72
CAD	$0.74	$0.79	$0.74	$0.79
EUR	$1.08	$1.08	$1.08	$1.11
GBP	$1.23	$1.29	$1.23	$1.32

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

Results of Operations

Consolidated
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$3,141	$1,285	$1,856	$6,011	$2,158	$3,853
Onboard and other	1,770	1,116	654	3,332	1,866	1,466
	4,911	2,401	2,510	9,343	4,024	5,319
Operating Costs and Expenses
Commissions, transportation and other	619	325	294	1,274	576	698
Onboard and other	549	314	235	1,033	523	510
Payroll and related	601	533	68	1,183	1,038	145
Fuel	489	545	(56)	1,024	910	114
Food	325	191	134	636	327	309
Ship and other impairments	—	—	—	—	8	(8)
Other operating	875	774	101	1,619	1,331	287
Cruise and tour operating expenses	3,457	2,683	774	6,768	4,713	2,055

Selling and administrative	736	619	118	1,448	1,149	299
Depreciation and amortization	597	572	25	1,179	1,126	52
	4,791	3,874	917	9,394	6,988	2,406
Operating Income (Loss)	120	(1,473)	1,593	(52)	(2,964)	2,913
Nonoperating Income (Expense)
Interest income	69	6	62	124	9	115
Interest expense, net of capitalized interest	(542)	(370)	(172)	(1,082)	(738)	(343)
Gain (loss) on debt extinguishment, net	(31)	—	(31)	(31)	—	(31)
Other income (expense), net	(17)	6	(23)	(47)	(26)	(21)
	(522)	(358)	(164)	(1,036)	(755)	(281)
Income (Loss) Before Income Taxes	$(402)	$(1,831)	$1,430	$(1,087)	$(3,719)	$2,632

NAA
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$2,041	$862	$1,180	$3,933	$1,447	$2,486
Onboard and other	1,314	804	510	2,501	1,345	1,156
	3,355	1,666	1,689	6,434	2,792	3,642

Operating Costs and Expenses	2,282	1,768	514	4,471	3,055	1,415
Selling and administrative	435	366	68	875	710	165
Depreciation and amortization	374	353	21	738	687	50
	3,091	2,487	603	6,083	4,453	1,630
Operating Income (Loss)	$265	$(821)	$1,086	$351	$(1,661)	$2,012

Europe
	Three Months Ended May 31,			Six Months Ended May 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$1,112	$490	$622	$2,104	$832	$1,273
Onboard and other	353	175	178	655	291	364
	1,465	666	800	2,759	1,123	1,637

Operating Costs and Expenses	1,101	848	252	2,179	1,546	633
Selling and administrative	222	175	47	436	352	84
Depreciation and amortization	169	179	(10)	338	359	(21)
	1,492	1,202	290	2,952	2,257	696
Operating Income (Loss)	$(27)	$(536)	$510	$(193)	$(1,134)	$941

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

Three Months Ended May 31, 2023 (“2023”) Compared to Three Months Ended May 31, 2022 (“2022”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 64% of our total revenues in 2023 while onboard and other revenues made up 36%. Revenues in 2023 increased by $2.5 billion to $4.9 billion from $2.4 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our full fleet was serving guests as of May 31, 2023, compared to 86% as of May 31, 2022. ALBDs increased to 22.3 million in 2023 as compared to 16.7 million in 2022. Occupancy for 2023 was 98% compared to 69% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 61% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 39%. NAA segment revenues in 2023 increased by $1.7 billion to $3.4 billion from $1.7 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our NAA segment’s full fleet was serving guests as of May 31, 2023, compared to 90% as of May 31, 2022. ALBDs increased to 13.7 million in 2023 as compared to 10.1 million in 2022. Occupancy for 2023 was 102% compared to 79% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 76% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 24%. Europe segment revenues in 2023 increased by $0.8 billion to $1.5 billion from $0.7 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our Europe segment’s full fleet was serving guests as of May 31, 2023, compared to 81% as of May 31, 2022. ALBDs increased to 8.5 million in 2023 as compared to 6.6 million in 2022. Occupancy for 2023 was 91% compared to 53% in 2022.

Operating Cost and Expenses

Consolidated

Operating costs and expenses increased by $0.8 billion to $3.5 billion in 2023 from $2.7 billion in 2022. These increases were driven by our resumption of guest cruise operations, an increase in ships in service and considerably higher occupancy.

Fuel costs decreased by $56 million to $489 million in 2023 from $545 million in 2022. $137 million of this decrease was caused by a decrease in fuel prices and changes in fuel mix of $189 per metric ton consumed in 2023 compared to 2022, partially offset by $80 million from higher fuel consumption of 0.1 million metric tons, due to the resumption of guest cruise operations.

Selling and administrative expenses increased by $118 million to $736 million in 2023 from $619 million in 2022. The increase was caused by higher administrative expenses and advertising costs incurred as part of our resumption of guest cruise operations.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $172 million to $542 million in 2023 from $370 million in 2022. The increase was caused by a higher average interest rate in 2023 compared to 2022.

Six Months Ended May 31, 2023 (“2023”) Compared to Six Months Ended May 31, 2022 (“2022”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 64% of our total revenues in 2023 while onboard and other revenues made up 36%. Revenues in 2023 increased by $5.3 billion to $9.3 billion from $4.0 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our full fleet was serving guests as of May 31, 2023, compared to 86% as of May 31, 2022. ALBDs increased to 44.3 million in 2023 as compared to 30.0 million in 2022. Occupancy for 2023 was 95% compared to 62% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 61% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 39%. NAA segment revenues in 2023 increased by $3.6 billion to $6.4 billion from $2.8 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our NAA segment’s full fleet was serving guests as of May 31, 2023, compared to 90% as of May 31, 2022. ALBDs increased to 27.6 million in 2023 as compared to 18.8 million in 2022. Occupancy for 2023 was 100% compared to 70% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 76% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 24%. Europe segment revenues in 2023 increased by $1.6 billion to $2.8 billion from $1.1 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our Europe segment’s full fleet was serving guests as of May 31, 2023, compared to 81% as of May 31, 2022. ALBDs increased to 16.7 million in 2023 as compared to 11.2 million in 2022. Occupancy for 2023 was 85% compared to 50% in 2022.

Operating Cost and Expenses

Consolidated

Operating costs and expenses increased by $2.1 billion to $6.8 billion in 2023 from $4.7 billion in 2022. These increases were driven by our resumption of guest cruise operations, an increase in ships in service and considerably higher occupancy.

Fuel costs increased by $0.1 billion to $1.0 billion in 2023 from $0.9 billion in 2022. $0.2 billion of this increase was caused by higher fuel consumption of 0.3 million metric tons, due to the resumption of guest cruise operations, partially offset by $0.1 billion from a decrease in fuel prices and changes in fuel mix of $60 per metric ton consumed in 2023 compared to 2022.

Selling and administrative expenses increased by $0.3 billion to $1.4 billion in 2023 from $1.1 billion in 2022. The increase was caused by higher administrative expenses and advertising costs incurred as part of our resumption of guest cruise operations.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $0.3 billion to $1.1 billion in 2023 from $0.7 billion in 2022. The increase was caused by a higher average interest rate in 2023 compared to 2022.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2023, we had $7.3 billion of liquidity including cash and cash equivalents and borrowings available under our Revolving Facility. We will continue to pursue various opportunities to refinance future debt maturities and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

We had a working capital deficit of $5.6 billion as of May 31, 2023 compared to a working capital deficit of $3.1 billion as of November 30, 2022. The increase in working capital deficit was caused by an increase in customer deposits and an overall decrease in cash and cash equivalents and restricted cash. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.9 billion and $4.9 billion of customer deposits as of May 31, 2023 and November 30, 2022, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Refer to Note 1 - “General, Liquidity and Management’s Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities

Our business provided $1.5 billion of net cash flows from operating activities during the six months ended May 31, 2023, an increase of $2.7 billion, compared to $1.2 billion used for the same period in 2022. This was driven by a decrease in the net loss compared to the same period in 2022 and other working capital changes.

Investing Activities
During the six months ended May 31, 2023, net cash used in investing activities was $1.5 billion. This was driven by:
•Capital expenditures of $1.1 billion for our ongoing new shipbuilding program
•Capital expenditures of $649 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $255 million

During the six months ended May 31, 2022, net cash used in investing activities was $3.1 billion. This was driven by:
•Capital expenditures of $2.6 billion for our ongoing new shipbuilding program
•Capital expenditures of $581 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $55 million
•Purchases of short-term investments of $315 million
•Proceeds from maturity of short-term investments of $364 million

Financing Activities

During the six months ended May 31, 2023, net cash used in financing activities of $1.6 billion was driven by:
•Repayments of $0.2 billion of short term-borrowings
•Repayments of $2.3 billion of long-term debt
•Issuances of $1.0 billion of long-term debt
•Payments of $94 million related to debt issuance costs
•Purchases of $20 million of Carnival plc ordinary shares and issuances of $22 million of Carnival Corporation common stock under our Stock Swap Program

During the six months ended May 31, 2022, net cash provided by financing activities of $2.5 billion was caused by:
•Issuances of $3.3 billion of long-term debt
•Repayments of $0.7 billion of long-term debt
•Payments of $110 million related to debt issuance costs
•Net repayments of short-term borrowings of $114 million
•Purchases of $82 million of Carnival plc ordinary shares and issuances of $89 million of Carnival Corporation common stock under our Stock Swap Program

Funding Sources

As of May 31, 2023, we had $7.3 billion of liquidity including $4.5 billion of cash and cash equivalents and $2.9 billion of borrowings available under our Revolving Facility, which matures in 2024. In February 2023, Carnival Holdings II entered into the New Revolving Facility, which may be utilized beginning in August 2024, at which date it will replace our Revolving Facility. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $3.1 billion of undrawn export credit facilities to fund ship deliveries planned through 2025. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2023	2024	2025
Future export credit facilities at May 31, 2023	$0.1	$2.2	$0.7

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At May 31, 2023, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

May 31, 2023
Fixed rate	61%
EUR fixed rate	17%
Floating rate	7%
EUR floating rate	14%
GBP floating rate	1%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2023, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 20, 2022, Princess Cruises notified the Australian Maritime Safety Authorization (“AMSA”) and the flag state, Bermuda, regarding approximately six cubic meters of comminuted food waste (liquid biodigester effluent) inadvertently discharged by Coral Princess inside the Great Barrier Reef Marine Park. On June 23, 2022, the UK P&I Club N.V. provided a letter of undertaking for approximately $1.9 million (being the estimated maximum combined penalty). On May 31, 2023, we received a summons from the Australia Federal Prosecution Service indicating that formal charges are being pursued against Princess Cruises and the Captain of the vessel. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended May 31, 2023 under the Stock Swap Program, we sold 2.3 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $2 million, which were used for general corporate purposes. In addition, during the three months ended May 31, 2023, we sold 0.5 million shares of Carnival Corporation common stock at an average price per share of $9.83, resulting in net proceeds of $5 million. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. No shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased during the three months ended May 31, 2023 outside of the Stock Swap Program.

Period	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a) (in millions)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program (in millions)
March 1, 2023 through March 31, 2023	—	$—	3.7
April 1, 2023 through April 30, 2023	1.6	$8.60	2.2
May 1, 2023 through May 31, 2023	0.8	$8.92	1.4
Total	2.3	$8.70

(a) No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contracts
10.1	Amendment of the 2020 Stock Plan.	8-K	10.1	4/26/2023
10.2	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X
10.3	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X
10.4
Amendment and Restatement Agreement dated May 25, 2023 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, as most recently amended and restated on August 6, 2019 (and as otherwise amended from time to time), among Carnival Corporation, Carnival plc and Costa Crociere S.p.A., JPMorgan Chase Bank, N.A. as retiring arranger, Bank of America Europe Designated Activity Company as retiring facilities agent, and J.P. Morgan SE as new arranger and successor facilities agent.
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, as filed with the Securities and Exchange Commission on June 28, 2023, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2023 and 2022;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2023 and 2022;				X
	(iii) the Consolidated Balance Sheets at May 31, 2023 and November 30, 2022;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2023 and 2022;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2023 and 2022;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, as filed with the Securities and Exchange Commission on June 28, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Josh Weinstein	By:	/s/ Josh Weinstein
	Josh Weinstein		Josh Weinstein
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: June 28, 2023		Date: June 28, 2023