Form 10-Q
period 2023-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2023-09-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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

At September 22, 2023, Carnival Corporation had outstanding 1,119,445,229 shares of Common Stock, $0.01 par value.
At September 22, 2023, Carnival plc had outstanding 186,815,096 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,119,445,229 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenues
Passenger ticket	$4,546	$2,595	$10,557	$4,753
Onboard and other	2,308	1,711	5,640	3,577
	6,854	4,305	16,197	8,329
Operating Expenses
Commissions, transportation and other	823	565	2,097	1,141
Onboard and other	752	537	1,785	1,060
Payroll and related	585	563	1,768	1,601
Fuel	468	668	1,492	1,577
Food	364	259	1,000	586
Ship and other impairments	—	—	—	8
Other operating	928	787	2,546	2,118
Cruise and tour operating expenses	3,921	3,379	10,688	8,092
Selling and administrative	713	625	2,162	1,774
Depreciation and amortization	596	581	1,774	1,707
	5,230	4,585	14,624	11,573
Operating Income (Loss)	1,624	(279)	1,572	(3,244)
Nonoperating Income (Expense)
Interest income	59	24	183	34
Interest expense, net of capitalized interest	(518)	(422)	(1,600)	(1,161)
Debt extinguishment and modification costs	(81)	—	(112)	—
Other income (expense), net	(19)	(81)	(67)	(108)
	(559)	(479)	(1,595)	(1,235)
Income (Loss) Before Income Taxes	1,065	(759)	(23)	(4,478)
Income Tax Benefit (Expense), Net	9	(11)	(3)	(17)
Net Income (Loss)	$1,074	$(770)	$(26)	$(4,495)
Earnings Per Share
Basic	$0.85	$(0.65)	$(0.02)	$(3.89)
Diluted	$0.79	$(0.65)	$(0.02)	$(3.89)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net Income (Loss)	$1,074	$(770)	$(26)	$(4,495)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(17)	(283)	82	(529)
Other	24	1	4	6
Other Comprehensive Income (Loss)	7	(282)	86	(523)
Total Comprehensive Income (Loss)	$1,081	$(1,052)	$60	$(5,018)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2023	November 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$2,842	$4,029
Restricted cash	18	1,988
Trade and other receivables, net	485	395
Inventories	483	428
Prepaid expenses and other	855	652
Total current assets	4,683	7,492
Property and Equipment, Net	39,952	38,687
Operating Lease Right-of-Use Assets, Net	1,277	1,274
Goodwill	579	579
Other Intangibles	1,168	1,156
Other Assets	2,098	2,515
	$49,756	$51,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$200
Current portion of long-term debt	1,780	2,393
Current portion of operating lease liabilities	153	146
Accounts payable	1,103	1,050
Accrued liabilities and other	2,017	1,942
Customer deposits	5,955	4,874
Total current liabilities	11,008	10,605
Long-Term Debt	29,516	31,953
Long-Term Operating Lease Liabilities	1,180	1,189
Other Long-Term Liabilities	1,091	891
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,250 shares at 2023 and 1,244 shares at 2022 issued	12	12
Carnival plc ordinary shares, $1.66 par value; 217 shares at 2023 and 2022 issued	361	361
Additional paid-in capital	16,699	16,872
Retained earnings	233	269
Accumulated other comprehensive income (loss) (“AOCI”)	(1,896)	(1,982)
Treasury stock, 130 shares at 2023 and 2022 of Carnival Corporation and 73 shares at 2023 and 72 shares at 2022 of Carnival plc, at cost	(8,449)	(8,468)
Total shareholders’ equity	6,960	7,065
	$49,756	$51,703
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(26)	$(4,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,774	1,707
Impairments	19	8
(Gain) loss on debt extinguishment	99	—
(Income) loss from equity-method investments	16	—
Share-based compensation	43	79
Amortization of discounts and debt issue costs	126	131
Noncash lease expense	109	103
Gain on sales of ships	(54)	(6)
Other	39	36
	2,145	(2,438)
Changes in operating assets and liabilities
Receivables	(99)	(134)
Inventories	(43)	(87)
Prepaid expenses and other assets	74	(716)
Accounts payable	31	176
Accrued liabilities and other	155	262
Customer deposits	1,097	1,383
Net cash provided by (used in) operating activities	3,359	(1,553)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,609)	(3,759)
Proceeds from sales of ships	260	55
Purchase of short-term investments	—	(315)
Proceeds from maturity of short-term investments	—	515
Other	28	37
Net cash provided by (used in) investing activities	(2,322)	(3,467)
FINANCING ACTIVITIES
Repayments of short-term borrowings	(200)	(114)
Principal repayments of long-term debt	(6,828)	(1,073)
Debt issuance costs	(116)	(116)
Debt extinguishment costs	(67)	—
Proceeds from issuance of long-term debt	2,961	3,334
Proceeds from issuance of common stock	5	1,180
Proceeds from issuance of common stock under the Stock Swap Program	22	89
Purchase of treasury stock under the Stock Swap Program	(20)	(82)
Other	14	—
Net cash provided by (used in) financing activities	(4,229)	3,217
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,166)	(1,870)
Cash, cash equivalents and restricted cash at beginning of period	6,037	8,976
Cash, cash equivalents and restricted cash at end of period	$2,870	$7,107

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865
Net income (loss)	—	—	—	1,074	—	—	1,074
Other comprehensive income (loss)	—	—	—	—	7	—	7
Share-based compensation and other	—	—	15	—	—	—	15
At August 31, 2023	$12	$361	$16,699	$233	$(1,896)	$(8,449)	$6,960

At May 31, 2022	$11	$361	$15,457	$2,649	$(1,742)	$(8,476)	$8,260
Net income (loss)	—	—	—	(770)	—	—	(770)
Other comprehensive income (loss)	—	—	—	—	(282)	—	(282)
Issuances of common stock, net	1	—	1,148	—	—	—	1,149
Issuance of treasury shares for vested share-based awards	—	—	—	(12)	—	12	—
Share-based compensation and other	—	—	22	—	—	—	22
At August 31, 2022	$12	$361	$16,626	$1,868	$(2,024)	$(8,464)	$8,379

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(26)	—	—	(26)
Other comprehensive income (loss)	—	—	—	—	86	—	86
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	67	—	—	(2)	65
At August 31, 2023	$12	$361	$16,699	$233	$(1,896)	$(8,449)	$6,960

At November 30, 2021	$11	$361	$15,292	$6,448	$(1,501)	$(8,466)	$12,144
Net income (loss)	—	—	—	(4,495)	—	—	(4,495)
Other comprehensive income (loss)	—	—	—	—	(523)	—	(523)
Issuances of common stock, net	1	—	1,178	—	—	—	1,180
Purchases and issuances under the Stock Swap program, net	—	—	89	—	—	(82)	8
Issuance of treasury shares for vested share-based awards	—	—	—	(84)	—	84	—
Share-based compensation and other	—	—	67	(1)	—	—	66
At August 31, 2022	$12	$361	$16,626	$1,868	$(2,024)	$(8,464)	$8,379
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

Liquidity

As of August 31, 2023, we had $5.7 billion of liquidity including cash and cash equivalents and borrowings available under our $1.7 billion, €1.0 billion and £0.2 billion multi-currency revolving credit facility (the “Revolving Facility”). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements. Refer to Note 3 - “Debt” for additional details regarding the applicable financial covenants.

We will continue to pursue various opportunities to refinance future debt maturities to reduce interest expense and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

Basis of Presentation

The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2023 and 2022, and the Consolidated Balance Sheet at August 31, 2023 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2022 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 27, 2023. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Use of Estimates and Risks and Uncertainty

The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed. The full extent to which the effects of the pandemic, inflation, higher fuel prices, higher taxes, higher interest rates and fluctuations in foreign currency rates will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships and collectability of trade and notes receivables, will depend on future developments that are uncertain. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In December 2022, the FASB deferred the date through which this guidance can be applied from December 31, 2022 to December 31, 2024. We adopted this new guidance during 2022 and applied it prospectively to contract modifications related to a change in reference rate. As of August 31, 2023, all of our outstanding debt and derivative instruments referenced to U.S. dollar LIBOR were transitioned to Term Secured Overnight Financing Rate (“SOFR”). The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and nine months ended August 31, fees, taxes, and charges included in commissions, transportation and other costs were $211 million and $555 million in 2023 and $141 million and $305 million in 2022. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We record a liability for unexpired FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $6.3 billion as of August 31, 2023 and $5.1 billion as of November 30, 2022, which includes approximately $160 million of unredeemed FCCs as of August 31, 2023, of which approximately $114 million are refundable. Given the lack of comparable historical experience of FCC redemptions, we are unable to estimate the amount of FCCs that will be used in future periods or that may be refunded. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. During the nine months ended August 31, 2023 and 2022, we recognized revenues of $3.9 billion and $1.7 billion related to our customer deposits as of November 30, 2022 and 2021. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Trade and Other Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We have receivables from credit card merchants and travel agents for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net and are less allowances for expected credit losses. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. These reserve funds are included in other assets.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $272 million as of August 31, 2023 and $218 million as of November 30, 2022.

NOTE 3 – Debt

			August 31,	November 30,
(in millions)	Maturity	Rate (a) (b)	2023	2022
Secured Subsidiary Guaranteed
Notes
Notes	Feb 2026	10.5%	$—	$775
EUR Notes	Feb 2026	10.1%	—	439
Notes	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	870	900
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	—
Loans
EUR floating rate	Jun 2025	EURIBOR + 3.8%	844	808
Floating rate	Jun 2025 - Oct 2028	SOFR + 3.0 - 3.3%	3,576	4,101
Total Secured Subsidiary Guaranteed			8,388	9,621
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Revolver
Facility	(c)	(c)	—	200
Notes
Convertible Notes	Apr 2023	5.8%	—	96
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,362	1,450
EUR Notes	Mar 2026	7.6%	544	517
Notes	Mar 2027	5.8%	3,260	3,500
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
Notes	Jun 2030	10.5%	1,000	1,000
Loans
Floating rate	Jul 2024 - Sep 2024	LIBOR + 3.8%	—	590
GBP floating rate	Feb 2025	SONIA + 0.9%	—	419
EUR floating rate (d)	Apr 2024 - Mar 2026	EURIBOR + 2.4 - 4.0%	716	827
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 0.8% (e)	583	1,246
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,870	3,143
EUR floating rate	May 2024 - Nov 2034	EURIBOR + 0.2 - 0.8%	3,165	3,882
EUR fixed rate	Feb 2031 - Jul 2037	1.1 - 3.4%	3,640	2,592
Total Unsecured Subsidiary Guaranteed			20,698	23,019
Unsecured Notes (No Subsidiary Guarantee)
Notes	Oct 2023	7.2%	125	125
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	653	620
Total Unsecured Notes (No Subsidiary Guarantee)			978	945
Total Debt			32,093	35,615

Less: unamortized debt issuance costs and discounts	(797)	(1,069)
Total Debt, net of unamortized debt issuance costs and discounts	31,296	34,546
Less: short-term borrowings	—	(200)
Less: current portion of long-term debt	(1,780)	(2,393)
Long-Term Debt	$29,516	$31,953

(a)The reference rates, together with any applicable credit adjustment spread, for substantially all of our variable debt have 0.0% to 0.75% floors. During 2023, we amended certain of our variable debt instruments to change the reference rate from LIBOR to SOFR.
(b)The above debt table excludes the impact of any outstanding derivative contracts. The interest rates on some of our debt fluctuate based on the applicable rating of senior unsecured long-term securities of Carnival Corporation or Carnival plc.
(c)See “Short-Term Borrowings” below.
(d)In March 2023, we entered into an amendment of a EUR floating rate loan to extend maturity through April 2024.
(e)The interest rate for the unsecured floating rate export credit facility for the current interest period is referenced to LIBOR.

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding the following:
•$0.5 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc
•$2.0 billion of senior priority notes (the “2028 Senior Priority Notes”) issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation
•$0.2 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation
•$0.1 billion under an export credit facility of Sun Princess II Limited, a subsidiary of Carnival Corporation

In addition, Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”) will be the primary obligor under a $2.1 billion multi-currency revolving facility (“New Revolving Facility”) when the New Revolving Facility replaces our Revolving Facility upon its maturity in August 2024. See “New Revolving Facility.”

All of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•Up to $250 million of the Costa term loan facility, which is guaranteed by certain subsidiaries of Carnival plc and Costa that do not guarantee our other outstanding debt
•Our 2028 Senior Priority Notes, issued by Carnival Holdings, which does not guarantee our other outstanding debt
•The export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt

As of August 31, 2023, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
4Q 2023	$462
2024	2,046
2025	2,211
2026	3,194
2027	6,690
Thereafter	17,490
Total	$32,093

Short-Term Borrowings

As of August 31, 2023, we did not have short-term borrowings. As of November 30, 2022, our short-term borrowings consisted of $0.2 billion under our Revolving Facility. We may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $2.9 billion available for borrowing under our Revolving Facility as of August 31, 2023. The Revolving Facility bears interest at a rate of term SOFR, in relation to any loan in U.S. dollars, EURIBOR, in relation to any loan in euros or daily compounding SONIA, in relation to any loan in sterling, plus a margin based on the long-term credit ratings of Carnival Corporation and also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual carbon emissions goals. We are required to pay a commitment fee on any unutilized portion.

New Revolving Facility

In February 2023, Carnival Holdings II entered into the New Revolving Facility. The New Revolving Facility may be utilized beginning on August 6, 2024, and will replace our Revolving Facility upon its maturity in August 2024. The termination date of the New Revolving Facility is August 6, 2025, subject to two, mutual one-year extension options. The new facility also contains an accordion feature, allowing for additional commitments, up to an aggregate of $2.9 billion, which are the aggregate commitments under our Revolving Facility.
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

In connection with the New Revolving Facility, Carnival Corporation, Carnival plc and its subsidiaries will contribute three unencumbered vessels (net book value of $3.0 billion as of August 31, 2023) to Carnival Holdings II (which must be completed no later than February 28, 2024). Each of the vessels will continue to be operated under one of the Carnival Corporation & plc brands. Carnival Holdings II does not guarantee our other outstanding debt.

Term Loan Refinancing

In August 2023, we issued $500 million aggregate principal amount of 7.0% first-priority senior secured notes due on August 15, 2029 (the “2029 Senior Secured Notes”) and borrowed an aggregate principal amount of $1.3 billion under a new senior secured first lien term loan B facility, which bears interest at a rate per annum equal to SOFR (with a 0.75% floor) plus 3.0% and matures on August 8, 2027 (the “New Secured Term Loan Facility”). We used the proceeds from these borrowings to prepay borrowings outstanding under our existing first-priority senior secured term loan facility maturing in 2025. The 2029 Senior Secured Notes and borrowings under the New Secured Term Loan Facility are fully and unconditionally guaranteed, jointly and severally, on a first-priority senior secured basis by Carnival plc and certain of our subsidiaries that also guarantee our existing first- and second-priority secured indebtedness, certain of our unsecured notes and our convertible notes. The 2029 Senior Secured Notes and borrowings under the New Secured Term Loan Facility are included within the total Secured Subsidiary Guaranteed balance in the debt table above.

Redemptions and Retirements

During the three months ended August 31, 2023, we redeemed the outstanding principal amount of $775 million of our 10.5% second-priority senior secured notes due in 2026 and the outstanding principal amount of $465 million of our 10.1% second-priority senior secured EUR notes due in 2026, and retired $30 million aggregate principal amount of our 9.9% second-priority senior secured notes due in 2027. Our second-priority senior secured notes are included within the total Secured Subsidiary Guaranteed balance in the debt table above. In addition, we retired $240 million aggregate principal amount of our 5.8% unsecured notes due in 2027, $88 million aggregate principal amount of our 7.6% unsecured notes due in 2026 and $750 million of our unsecured loans maturing from 2024 through 2025. Our unsecured notes and loans are included within the total Unsecured Subsidiary Guaranteed balance in the debt table above.

Export Credit Facility Borrowings

During the nine months ended August 31, 2023, we borrowed $1.1 billion under export credit facilities due in semi-annual installments through 2037. In addition, we paid down $1.0 billion of floating rate unsecured borrowings mostly with 2023 and 2024 maturities. As of August 31, 2023, the net book value of the vessels subject to negative pledges was $15.7 billion.

Collateral and Priority Pool

As of August 31, 2023, the net book value of our ships and ship improvements, excluding ships under construction, is $37.3 billion. Our secured debt is secured on either a first or second-priority basis, depending on the instrument, by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $23.2 billion, including $21.6 billion related to vessels and certain assets related to those vessels) as of August 31, 2023 and certain other assets.

As of August 31, 2023, $8.2 billion in net book value of our ships and ship improvements relate to the priority pool vessels included in the priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes. As of August 31, 2023, there was no change in the identity of the Senior Priority Notes Subject Vessels.

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
◦For our export credit facilities, from the end of each fiscal quarter from May 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from May 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards
•For certain of our unsecured loans and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 72.5% until the August 31, 2023 testing date, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity as follows:
◦For our New Revolving Facility, minimum liquidity of $1.5 billion; provided, that if any commitments maturing on June 30, 2025 under our existing first-priority senior secured term loan facility are outstanding on the March 31, 2025 testing date, our minimum liquidity on such testing date cannot be less than the greater of (i) the aggregate outstanding amount of such first-lien term loan facility commitments and (ii) $1.5 billion
◦For our other unsecured loans and export credit facilities that contain this covenant, $1.5 billion through November 30, 2026
•Adhere to certain restrictive covenants through August 2025
•Limit the amounts of our secured assets as well as secured and other indebtedness

At August 31, 2023, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. The hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On August 31, 2022, the court determined that the trebling provision of the Helms-Burton statute applies to damages and interest and accordingly, we adjusted our estimated liability for this matter. On December 30, 2022, the court entered judgment against Carnival in the amount of $110 million plus $4 million in fees and costs. We have filed a notice of appeal and on June 30, 2023, we filed our opening appellate brief.

As previously disclosed, on April 8, 2020, DeCurtis LLC (“DeCurtis”), a former vendor, filed an action against Carnival Corporation in the U.S. District Court for the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the U.S. District Court for the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. These two cases were consolidated in the Southern District of Florida. On March 10, 2023, the jury returned a verdict finding that DeCurtis had breached its contract with Carnival Corporation and infringed on the Carnival Corporation patent. The jury awarded Carnival Corporation a total of $21 million in damages. On April 30, 2023, DeCurtis filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Carnival Corporation is defending its interests in the bankruptcy matter.

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

As of August 31, 2023, 11 purported class actions have been brought by former guests in several U.S. federal courts, the Federal Court in Australia, and in Italy. These actions include tort claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard. As of August 31, 2023, nine of these class actions have either been settled individually for immaterial amounts or had their class allegations dismissed by the courts and only the Australian and Italian matters remain. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

All COVID-19 matters seek monetary damages and most seek additional punitive damages in unspecified amounts.

We continue to take actions to defend against the above claims.

Regulatory or Governmental Inquiries and Investigations

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and range from inadvertent events to malicious motivated attacks.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. We continue to expect to provide reserve funds under these agreements. During the third quarter, $912 million of previously provided reserve funds related to our customer deposits to satisfy these requirements were returned to us.

As of August 31, 2023 and November 30, 2022, we had $1.3 billion and $1.7 billion in reserve funds. Additionally, as of August 31, 2023 and November 30, 2022, we had $242 million and $229 million in compensating deposits we are required to maintain and $30 million of cash collateral in escrow. These balances are included within other assets. In addition, during the third quarter we provided $413 million in restricted cash deposits which became unrestricted in August 2023.

Ship Commitments

As of August 31, 2023, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions)
Year
Remainder of 2023	$267
2024	2,422
2025	957
Thereafter	—
$3,645

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2023				November 30, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,208	$—	$21,581	$—	$23,542	$—	$18,620	$—
Floating rate debt (a)	8,885	—	7,899	—	12,074	—	10,036	—
Total	$32,093	$—	$29,481	$—	$35,615	$—	$28,656	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2023			November 30, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$1,505	$—	$—	$2,589	$—	$—
Restricted cash (b)	28	—	—	1,988	—	—
Derivative financial instruments	—	27	—	—	1	—
Total	$1,533	$27	$—	$4,576	$1	$—
Liabilities
Derivative financial instruments	$—	$26	$—	$—	$—	$—
Total	$—	$26	$—	$—	$—	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.
(b)The restricted cash amount at August 31, 2023 includes $10 million, which is included in other assets.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of July 31, 2023, we performed our annual goodwill and trademark impairment reviews and determined there was no impairment for goodwill or trademarks.
As of August 31, 2023 and November 30, 2022, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2022	$927	$224	$1,151
Exchange movements	—	12	12
August 31, 2023	$927	$236	$1,163

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2023	November 30, 2022
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$25	$1
	Other assets	—	1
Derivatives not designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	1	—
Total derivative assets		$27	$1
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (b)	Other long-term liabilities	$9	$—
Interest rate swaps (a)	Other long-term liabilities	16	—
Total derivative liabilities		$26	$—

(a)We have interest rate swaps whereby we receive EURIBOR-based floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $70 million at August 31, 2023 and $89 million at November 30, 2022 of EURIBOR-based floating rate euro debt to fixed rate euro debt. As of August 31, 2023, these EURIBOR-based interest rate swaps were not designated as cash flow hedges. As of November 30, 2022, one of these swaps was designated as a cash flow hedge. During the nine months ended August 31, 2023 we entered into interest rate swap agreements which effectively changed $2.5 billion at August 31, 2023 of variable rate debt to fixed rate debt. At August 31, 2023, these interest rate swaps settle through 2027 and are designated as cash flow hedges.
(b)At August 31, 2023, we had a cross currency swap totaling $663 million that is designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. At August 31, 2023, this cross currency swap settles through 2024.

Our derivative contracts include rights of offset with our counterparties. As of August 31, 2023 and November 30, 2022, there was no netting for our derivative assets and liabilities. The amounts that were not offset in the balance sheet were not material.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2023	2022	2023	2022
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$(10)	$40	$(1)	$72
Cross currency swaps – net investment hedges - excluded component	$1	$(7)	$(3)	$(26)
Interest rate swaps – cash flow hedges	$25	$1	$6	$10
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$12	$—	$22	$(1)
Foreign currency zero cost collars – Depreciation and amortization	$—	$1	$1	$2
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$3	$2	$7	$5

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and nine months ended August 31, 2023 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, improving our existing fleet’s energy efficiency, designing more energy-efficient itineraries and investing in new technologies, including alternative fuels.
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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of August 31, 2023, we had a cross currency swap with a notional amount of $663 million, which is designated as a hedge of our net investments in foreign operations. During 2023, we also had sterling-denominated debt designated as a non-derivative hedge of our net investment in foreign operations. The $450 million principal balance of this sterling-denominated debt was repaid in July 2023. For the three and nine months ended August 31, 2023, we recognized $29 million and $38 million of losses on these net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have euro-denominated debt which provides an economic offset for our operations with euro functional currency.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At August 31, 2023, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $3.2 billion for newbuilds scheduled to be delivered through 2025.
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

Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales and have not experienced significant credit losses.

NOTE 6 – Segment Information

Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) NAA cruise operations, (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2023
NAA	$4,566	$2,661	$420	$377	$1,107
Europe (a)	2,060	1,124	199	168	569
Cruise Support	56	30	87	47	(109)
Tour and Other	172	105	7	3	56
	$6,854	$3,921	$713	$596	$1,624
2022
NAA	$2,880	$2,280	$368	$358	$(126)
Europe (a)	1,266	983	173	172	(62)
Cruise Support	41	21	78	36	(94)
Tour and Other	118	94	6	15	3
	$4,305	$3,379	$625	$581	$(279)

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2023
NAA	$11,000	$7,132	$1,295	$1,115	$1,458
Europe (a)	4,819	3,303	634	506	376
Cruise Support	162	85	211	137	(271)
Tour and Other	216	169	21	17	9
	$16,197	$10,688	$2,162	$1,774	$1,572
2022
NAA	$5,672	$5,335	$1,078	$1,046	$(1,787)
Europe (a)	2,389	2,529	524	531	(1,196)
Cruise Support	114	76	154	104	(220)
Tour and Other	154	151	17	26	(40)
	$8,329	$8,092	$1,774	$1,707	$(3,244)
(a) Beginning in the first quarter of 2023, we renamed the Europe and Asia segment to Europe segment.
Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2023	2022	2023	2022
North America	$4,253	$2,753	$9,937	$5,491
Europe	2,165	1,456	4,798	2,676
Australia	238	56	883	60
Other	198	40	578	101
	$6,854	$4,305	$16,197	$8,329

NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2023	2022	2023	2022
Net income (loss)	$1,074	$(770)	$(26)	$(4,495)
Interest expense on dilutive convertible notes	24	—	—	—
Net income (loss) for diluted earnings per share	$1,098	$(770)	$(26)	$(4,495)

Weighted-average shares outstanding	1,263	1,185	1,262	1,154
Dilutive effect of equity awards	6	—	—	—
Dilutive effect of convertible notes	127	—	—	—
Diluted weighted-average shares outstanding	1,396	1,185	1,262	1,154

Basic earnings per share	$0.85	$(0.65)	$(0.02)	$(3.89)
Diluted earnings per share	$0.79	$(0.65)	$(0.02)	$(3.89)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2023	2022	2023	2022
Equity awards	—	—	3	1
Convertible Notes	—	52	131	52
Total antidilutive securities	—	52	134	54

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2023	November 30, 2022
Cash and cash equivalents (Consolidated Balance Sheets)	$2,842	$4,029
Restricted cash (Consolidated Balance Sheets)	18	1,988
Restricted cash (included in other assets)	10	20
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$2,870	$6,037

NOTE 9 – Property and Equipment

Ship Sales

During 2023, we completed the sale of two Europe segment ships and one NAA segment ship, which represents a passenger-capacity reduction of 3,970 berths for our Europe segment and 460 berths for our NAA segment. We will continue to operate the NAA segment ship under a bareboat charter agreement through September 2024. In addition, we entered into an agreement to sell one Europe segment ship which represents a passenger-capacity reduction of 1,270 berths.

NOTE 10 – Equity Method Investments

In July 2023, we entered into an agreement with our JV partner to exit our noncontrolling interest in Adora Cruises Limited (“Adora Cruises”), formerly CSSC Carnival Cruise Shipping Limited, a China-based cruise company. The transaction was completed in September 2023. During the third quarter, we recognized an impairment in our investment in Adora Cruises of $19 million, which is recorded within other income (expense).

NOTE 11 – Shareholders’ Equity

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During the three months ended August 31, 2023 and 2022, there were no sales or repurchases under the Stock Swap Program. During the nine months ended August 31, 2023 and 2022, we sold 2.3 million and 5.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares under the Stock Swap Program, resulting in net proceeds of $2 million and $8 million, which were used for general corporate purposes.

In addition, during the three months ended August 31, 2023 and 2022, there were no sales of Carnival Corporation common stock. During the nine months ended August 31, 2023 and 2022, we sold 0.5 million and 1.6 million shares of Carnival Corporation common stock at an average price per share of $9.83 and $19.27, resulting in net proceeds of $5 million and $30 million.

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
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by our substantial debt balance as a result of the pause of our guest cruise operations. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:
•Events and conditions around the world, including war and other military actions, such as the war in Ukraine, inflation, higher fuel prices, higher taxes, higher interest rates and other general concerns impacting the ability or desire of people to travel have led, and may in the future lead, to a decline in demand for cruises as well as negative impacts to our operating costs and profitability.
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

Seasonality

Our passenger ticket revenues are seasonal. Demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. Our results are also impacted by ships being taken out-of-service for planned maintenance, which we schedule during non-peak seasons. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska’s cruise season.

Known Trends and Uncertainties

•We believe the cost of fuel and increases in other related costs are reasonably likely to continue to impact our profitability in both the short and long-term.
•We believe inflation and interest rates are reasonably likely to continue to impact our profitability.
•We believe a potential global minimum tax as well as any other changes in domestic and international tax rules and regulations could have a material impact on our effective tax rate.
•We believe the increasing global focus on climate change, including the reduction of carbon emissions and new and evolving regulatory requirements, is reasonably likely to have a material negative impact on our future financial results. The full impact of climate change to our business is not yet known.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Passenger Cruise Days (“PCDs”) (in millions) (a)	25.8	17.7	67.8	36.4
Available Lower Berth Days (“ALBDs”) (in millions) (b)	23.7	21.0	68.1	51.0
Occupancy percentage (c)	109%	84%	100%	71%
Passengers carried (in millions)	3.6	2.6	9.3	5.2

Fuel consumption in metric tons (in millions)	0.7	0.7	2.2	1.9
Fuel consumption in metric tons per thousand ALBDs	31.1	33.4	32.3	37.2
Fuel cost per metric ton consumed	$636	$958	$681	$836

Currencies (USD to 1)
AUD	$0.66	$0.70	$0.67	$0.71
CAD	$0.75	$0.78	$0.74	$0.78
EUR	$1.09	$1.03	$1.08	$1.08
GBP	$1.27	$1.21	$1.24	$1.28

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

Results of Operations

Consolidated
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$4,546	$2,595	$1,951	$10,557	$4,753	$5,804
Onboard and other	2,308	1,711	597	5,640	3,577	2,063
	6,854	4,305	2,548	16,197	8,329	7,868
Operating Costs and Expenses
Commissions, transportation and other	823	565	258	2,097	1,141	956
Onboard and other	752	537	215	1,785	1,060	725
Payroll and related	585	563	22	1,768	1,601	167
Fuel	468	668	(199)	1,492	1,577	(86)
Food	364	259	105	1,000	586	414
Ship and other impairments	—	—	—	—	8	(8)
Other operating	928	787	141	2,546	2,118	428
Cruise and tour operating expenses	3,921	3,379	542	10,688	8,092	2,596

Selling and administrative	713	625	89	2,162	1,774	388
Depreciation and amortization	596	581	15	1,774	1,707	67
	5,230	4,585	645	14,624	11,573	3,052
Operating Income (Loss)	1,624	(279)	1,903	1,572	(3,244)	4,816
Nonoperating Income (Expense)
Interest income	59	24	35	183	34	150
Interest expense, net of capitalized interest	(518)	(422)	(96)	(1,600)	(1,161)	(439)
Debt extinguishment and modification costs	(81)	—	(81)	(112)	—	(112)
Other income (expense), net	(19)	(81)	62	(67)	(108)	41
	(559)	(479)	(80)	(1,595)	(1,235)	(360)
Income (Loss) Before Income Taxes	$1,065	$(759)	$1,823	$(23)	$(4,478)	$4,456

NAA
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$2,963	$1,716	$1,247	$6,896	$3,163	$3,733
Onboard and other	1,603	1,164	439	4,104	2,509	1,595
	4,566	2,880	1,686	11,000	5,672	5,328

Operating Costs and Expenses	2,661	2,280	381	7,132	5,335	1,797
Selling and administrative	420	368	52	1,295	1,078	217
Depreciation and amortization	377	358	19	1,115	1,046	69
	3,459	3,007	452	9,542	7,460	2,083
Operating Income (Loss)	$1,107	$(126)	$1,233	$1,458	$(1,787)	$3,245

Europe
	Three Months Ended August 31,			Nine Months Ended August 31,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Passenger ticket	$1,595	$972	$623	$3,699	$1,804	$1,895
Onboard and other	465	294	171	1,120	585	535
	2,060	1,266	794	4,819	2,389	2,430

Operating Costs and Expenses	1,124	983	141	3,303	2,529	774
Selling and administrative	199	173	26	634	524	110
Depreciation and amortization	168	172	(4)	506	531	(25)
	1,491	1,328	163	4,443	3,585	859
Operating Income (Loss)	$569	$(62)	$631	$376	$(1,196)	$1,572

As a result of the pause in our guest cruise operations, we have a substantial debt balance and require a significant amount of cash to service our debt. Our ability to generate cash will be affected by general macroeconomic, financial, geopolitical, competitive, regulatory and other factors beyond our control. The full extent of these impacts is uncertain and may be amplified by our substantial debt balance.

Three Months Ended August 31, 2023 (“2023”) Compared to Three Months Ended August 31, 2022 (“2022”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 66% of our total revenues in 2023 while onboard and other revenues made up 34%. Revenues in 2023 increased by $2.5 billion to $6.9 billion from $4.3 billion in 2022 due to the increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our full fleet was serving guests as of August 31, 2023, compared to 93% as of August 31, 2022. ALBDs increased to 23.7 million in 2023 as compared to 21.0 million in 2022. Occupancy for 2023 was 109% compared to 84% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 65% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 35%. NAA segment revenues in 2023 increased by $1.7 billion to $4.6 billion from $2.9 billion in 2022 due to the increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our NAA segment’s full fleet was serving guests as of August 31, 2023, compared to 95% as of August 31, 2022. ALBDs increased to 14.6 million in 2023 as compared to 12.6 million in 2022. Occupancy for 2023 was 111% compared to 92% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 77% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 23%. Europe segment revenues in 2023 increased by $0.8 billion to $2.1 billion from $1.3 billion in 2022 due to the increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our Europe segment’s full fleet was serving guests as of August 31, 2023, compared to 92% as of August 31, 2022. ALBDs increased to 9.1 million in 2023 as compared to 8.5 million in 2022. Occupancy for 2023 was 106% compared to 73% in 2022.

Operating Cost and Expenses

Consolidated

Operating costs and expenses increased by $0.5 billion to $3.9 billion in 2023 from $3.4 billion in 2022. These increases were driven by our resumption of guest cruise operations, an increase in ships in service and considerably higher occupancy.

Fuel costs decreased by $199 million to $468 million in 2023 from $668 million in 2022. $238 million of this decrease was caused by lower fuel prices and changes in fuel mix of $322 per metric ton consumed in 2023 compared to 2022, partially offset by higher fuel consumption due to the resumption of guest cruise operations.

Selling and administrative expenses increased by $89 million to $713 million in 2023 from $625 million in 2022. The increase was principally driven by increases in administrative expenses incurred as part of our resumption of guest cruise operations, which includes an increase in incentive compensation reflecting expected improvements in the company’s current and long-term performance.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $96 million to $518 million in 2023 from $422 million in 2022. The increase was caused by a higher average interest rate in 2023 compared to 2022.

Debt extinguishment and modification costs were $81 million in 2023 as a result of debt transactions during the quarter, where there were none in 2022.

Nine Months Ended August 31, 2023 (“2023”) Compared to Nine Months Ended August 31, 2022 (“2022”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 65% of our total revenues in 2023 while onboard and other revenues made up 35%. Revenues in 2023 increased by $7.9 billion to $16.2 billion from $8.3 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our full fleet was serving guests as of August 31, 2023, compared to 93% as of August 31, 2022. ALBDs increased to 68.1 million in 2023 as compared to 51.0 million in 2022. Occupancy for 2023 was 100% compared to 71% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 63% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 37%. NAA segment revenues in 2023 increased by $5.3 billion to $11.0 billion from $5.7 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our NAA segment’s full fleet was serving guests as of August 31, 2023, compared to 95% as of August 31, 2022. ALBDs increased to 42.2 million in 2023 as compared to 31.4 million in 2022. Occupancy for 2023 was 104% compared to 78% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 77% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 23%. Europe segment revenues in 2023 increased by $2.4 billion to $4.8 billion from $2.4 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. Our Europe segment’s full fleet was serving guests as of August 31, 2023, compared to 92% as of August 31, 2022. ALBDs increased to 25.9 million in 2023 as compared to 19.6 million in 2022. Occupancy for 2023 was 93% compared to 60% in 2022.

Operating Cost and Expenses

Consolidated

Operating costs and expenses increased by $2.6 billion to $10.7 billion in 2023 from $8.1 billion in 2022. These increases were driven by our resumption of guest cruise operations, an increase in ships in service and considerably higher occupancy.

Selling and administrative expenses increased by $0.4 billion to $2.2 billion in 2023 from $1.8 billion in 2022. The increase was caused by increases in advertising costs and administrative expenses incurred as part of our resumption of guest cruise operations, which includes an increase in incentive compensation reflecting expected improvements in the company’s current and long-term performance.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $0.4 billion to $1.6 billion in 2023 from $1.2 billion in 2022. The increase was caused by a higher average interest rate in 2023 compared to 2022.

Debt extinguishment and modification costs were $112 million in 2023 as a result of debt transactions during the period, where there were none in 2022.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2023, we had $5.7 billion of liquidity including cash and cash equivalents and borrowings available under our Revolving Facility. We will continue to pursue various opportunities to refinance future debt maturities to reduce interest expense and/or to extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

We had a working capital deficit of $6.3 billion as of August 31, 2023 compared to a working capital deficit of $3.1 billion as of November 30, 2022. The increase in working capital deficit was caused by a decrease in cash and cash equivalents and restricted cash and an increase in customer deposits, partially offset by an increase in prepaid expenses and a decrease in short-term borrowings as well as the current portion of long-term debt. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.0 billion and $4.9 billion of customer deposits as of August 31, 2023 and November 30, 2022, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Refer to Note 1 - “General,” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash

Operating Activities

Our business provided $3.4 billion of net cash flows from operating activities during the nine months ended August 31, 2023, an increase of $4.9 billion, compared to $1.6 billion used for the same period in 2022. This was driven by a decrease in the net loss compared to the same period in 2022 and other working capital changes.

Investing Activities
During the nine months ended August 31, 2023, net cash used in investing activities was $2.3 billion. This was driven by:
•Capital expenditures of $1.6 billion for our ongoing new shipbuilding program
•Capital expenditures of $991 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $260 million

During the nine months ended August 31, 2022, net cash used in investing activities was $3.5 billion. This was driven by:
•Capital expenditures of $3.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $776 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships and other of $55 million
•Purchases of short-term investments of $315 million
•Proceeds from maturity of short-term investments of $515 million

Financing Activities

During the nine months ended August 31, 2023, net cash used in financing activities of $4.2 billion was driven by:
•Repayments of $200 million of short term-borrowings
•Repayments of $6.8 billion of long-term debt
•Debt issuance costs of $116 million
•Debt extinguishment costs of $67 million
•Issuances of $3.0 billion of long-term debt
•Proceeds from issuance of $22 million of Carnival Corporation common stock and purchases of $20 million of Carnival plc ordinary shares under our Stock Swap Program

During the nine months ended August 31, 2022, net cash provided by financing activities of $3.2 billion was caused by:
•Net repayments of short-term borrowings of $114 million
•Repayments of $1.1 billion of long-term debt
•Debt issuance costs of $116 million
•Issuances of $3.3 billion of long-term debt
•Net proceeds of $1.2 billion from the public offering of Carnival Corporation common stock
•Proceeds from issuance of $89 million of Carnival Corporation common stock and purchases of $82 million of Carnival plc ordinary shares under our Stock Swap Program

Funding Sources

As of August 31, 2023, we had $5.7 billion of liquidity including $2.8 billion of cash and cash equivalents and $2.9 billion of borrowings available under our Revolving Facility, which matures in August 2024. In February 2023, Carnival Holdings II entered into the New Revolving Facility, which may be utilized beginning in August 2024, at which date it will replace our Revolving Facility. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $3.0 billion of undrawn export credit facilities to fund ship deliveries planned through 2025. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2023	2024	2025
Future export credit facilities at August 31, 2023	$—	$2.2	$0.7

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At August 31, 2023, we were in compliance with the applicable covenants under our debt agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2022 Form 10-K.

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

August 31, 2023
Fixed rate	63%
EUR fixed rate	17%
Floating rate	5%
EUR floating rate	15%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2023, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors in this Form 10-Q should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our Form 10-K. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A.Stock Swap Program

Our Stock Swap Program allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares. Under the Stock Swap Program, we may elect to offer and sell shares of Carnival Corporation common stock at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of Carnival plc ordinary shares in the UK market.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During the three months ended August 31, 2023, there were no sales or repurchases under the Stock Swap Program. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. No shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased during the three months ended August 31, 2023 outside of the Stock Swap Program.

Item 5. Other Information.

C.Trading Plans

During the quarter ended August 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Material Contracts
10.1
Amendment No. 5, dated as of June 16, 2023, by and among Carnival Corporation and Carnival Finance, LLC, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, to Term Loan Agreement, dated as of June 30, 2020.
					X

10.2
Term Loan Agreement, dated as of August 8, 2023, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank Trust Company, National Association, as security agent.
					X

10.3
Indenture, dated as of August 8, 2023, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 7.000% First-Priority Senior Secured Notes due 2029.
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, as filed with the Securities and Exchange Commission on September 29, 2023, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2023 and 2022;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2023 and 2022;				X
	(iii) the Consolidated Balance Sheets at August 31, 2023 and November 30, 2022;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2023 and 2022;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2023 and 2022;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, as filed with the Securities and Exchange Commission on September 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Josh Weinstein	By:	/s/ Josh Weinstein
	Josh Weinstein		Josh Weinstein
	President, Chief Executive Officer and Chief Climate Officer		President, Chief Executive Officer and Chief Climate Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: September 29, 2023		Date: September 29, 2023