Form 10-K
period 2023-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2024-01-26
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023 or

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
1

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

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑    No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $11.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 11, 2024, Carnival Corporation had outstanding 1,119,445,529 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $1.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 11, 2024, Carnival plc had outstanding 186,829,504 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 1,119,445,529 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2024 joint definitive Proxy Statement are incorporated by reference into Part III of this report.

2

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2023

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by our substantial debt balance incurred during the pause of our guest cruise operations. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

• Events and conditions around the world, including geopolitical uncertainty, war and other military actions, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel have led, and may in the future lead, to a decline in demand for cruises as well as negative impacts to our operating costs and profitability.
•Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.
•Incidents concerning our ships, guests or the cruise industry have in the past and may, in the future, negatively impact the satisfaction of our guests and crew and lead to reputational damage.
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-money laundering, anti-corruption, economic sanctions, trade protection, labor and employment, and tax may be costly and have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.
•Factors associated with climate change, including evolving and increasing regulations, increasing global concern about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business.
•Inability to meet or achieve our targets, goals, aspirations, initiatives, and our public statements and disclosures regarding them, including those that are related to sustainability matters, may expose us to risks that may adversely impact our business.
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

PART I

Item 1. Business.

A. Overview

I.Summary

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as if they are a single economic enterprise with a single executive management team and identical Boards of Directors, but each has retained its separate legal identity. Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “company,” “our,” “us” and “we.” We are the largest global cruise company, and among the largest leisure travel companies, with a portfolio of world-class cruise lines - AIDA Cruises, Carnival Cruise Line, Costa Cruises, Cunard, Holland America Line, P&O Cruises (Australia), P&O Cruises (UK), Princess Cruises and Seabourn.

II.Purpose & Mission, Vision, Values and Priorities

Purpose & Mission

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
•Communicate - We openly share our knowledge, skills and information across brands, functions and the entire company to further our collective success. Together we champion our purpose & mission, vision, values and company priorities.

Priorities

Ensure each of our world-class brands owns its space in the vacation market by delivering extraordinary experiences tailored to its guests.
We understand vacation expectations and preferences vary widely among our diverse audience of potential guests. To fulfill our purpose & mission, and in the process achieve outstanding guest satisfaction levels, industry-leading demand and improved pricing, each of our brands must carve out a distinct identity for delivering cruise experiences. Our brands must effectively market their uniqueness to existing and potential guests and deliver on their promise across the entire guest journey.

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
Achieving our purpose & mission depends on being good corporate citizens and stewards of the environment. Safeguarding the planet we call home, our guests, the communities we serve, and our Carnival family, and complying with the laws and regulations that govern our business, is vital to our success.

Set the pace with the industry’s smartest solutions that deliver on our sustainability roadmap to 2030.
Our earth, ecosystem and environment mean everything to us. Without the incredible communities and scenic spaces we operate in, our purpose & mission of inspiring unforgettable happiness would be impossible. We’re determined to lead the way in sustainable cruising by promoting positive climate action, contributing to a circular economy, partnering with the communities we sail to and from and reducing our environmental footprint. To do this, we are investing in technology upgrades and fleet improvements, piloting alternative fuel types, optimizing itineraries and cultivating a workforce that mirrors the diversity of the communities we encounter along the way.

Strengthen our balance sheet and deliver long-term shareholder value.
In recent years, travel and leisure has endured volatility unlike anything seen in modern history, including unique obstacles that disproportionately affected the cruise industry. With our operations now at full strength and the continued support of our guests, team members, investors and other stakeholders, we are focused on our financial fitness. We’re determined to drive revenue, operate effectively and efficiently at scale, generate record levels of cash from operations and invest our capital wisely. We believe this will allow us to responsibly reduce our debt over time and return to strong profitability, improve our return on invested capital as well as approach investment-grade leverage metrics.

B. Global Cruise Industry

I. Overview

In the face of the global impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021. In 2023, we completed our return to guest cruise operations.

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

Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience appeals to a broad segment of the cruise vacation industry, including families with children of all ages, features a variety of activities and entertainment venues and historically includes cruises that last seven days or less. The premium experience emphasizes quality, comfort, style and more destination-focused itineraries. The premium experience generally includes cruises that last from seven to 14 days. The luxury experience is generally characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible by larger ships. We have product and service offerings in each of these three broad classifications.

II. Passenger Capacity by Ocean Going Vessels

	Passenger Capacity as of December 31 (a) (b)
Calendar Year	Global Cruise Industry (c)	Carnival Corporation & plc
2019	589,820	254,010
2020	607,500	246,450
2021	636,270	253,950
2022	663,970	259,060
2023	701,110	263,300
2024	733,690	270,070
2025	769,150	274,380
2026	789,860	274,380
(a)2024-2026 data is estimated based on announced newbuilds and ship retirements and does not include an estimate for unannounced ship retirements.
(b)In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(c)Global cruise industry data was obtained from Cruise Industry News.

III. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on 2023 Cruise Industry News statistics, as of December 31, 2023, we, along with our principal cruise competitors Royal Caribbean Group, Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, represented approximately 80% of the cruise industry capacity.

C. Our Global Cruise Business

I. Segment and Brand Information

	November 30, 2023
	Passenger Capacity		Percentage of Total Capacity	Number of Cruise Ships
North America and Australia (“NAA”) Segment
Carnival Cruise Line	79,620	(a)	31%	25
Princess Cruises	46,270		18%	15
Holland America Line	22,920		9%	11
P&O Cruises (Australia)	7,230		3%	3
Seabourn	3,100		1%	7
	159,150		62%	61

Europe Segment
Costa Cruises (“Costa”)	35,380	(a)	14%	10
AIDA Cruises (“AIDA”)	32,280		13%	11
P&O Cruises (UK)	24,300		9%	7
Cunard	6,820		3%	3
	98,780		38%	31
	257,930		100%	92

(a)As of November 30, 2023 Costa includes Costa Firenze, passenger capacity of 4,240, which will be transferred to Carnival Cruise Line in 2024.

We also have a Cruise Support segment that includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates hotels, lodges, glass-domed railcars and motorcoaches which comprise our Tour and Other segment.

II. Ships Under Contract for Construction

As of November 30, 2023, we have a total of 4 cruise ships expected to be delivered through 2025. Our ship construction contracts are with Fincantieri in Italy and Meyer Werft in Germany.

	Expected Delivery Date	Passenger Capacity Lower Berth
Carnival Cruise Line
Carnival Jubilee	December 2023	5,360
Princess Cruises
Sun Princess	January 2024	4,310
Star Princess	July 2025	4,310
Cunard
Queen Anne	April 2024	2,960

III. Descriptions of Cruise Brands

Carnival Cruise Line is “The World’s Most Popular Cruise Line®” and has provided multi-generational family entertainment at exceptional value to its guests for over 50 years. Carnival Cruise Line creates an environment where guests can be their most playful selves on ships that are designed to inspire the experience of bringing people together, with limitless opportunities for guests to create their own fun. In the spring of 2023, Carnival Cruise Line introduced Carnival Fun Italian StyleTM, a new concept which marries the great service, food and entertainment that Carnival’s guests enjoy with Italian design features.

Princess Cruises is The Love Boat®, the brand that introduced the world to the elegance and romance of modern-day cruising and has delivered dream vacations to millions of guests for over 55 years in the most sought-after destinations. Princess combines extraordinary large ship amenities with elite service personalization and simplicity to create meaningful connections and unforgettable moments in the most incredible settings across the globe.

Holland America Line has been exploring the world for over 150 years and pioneered cruising in Alaska and Yukon. Its fleet offers an ideal mid-sized ship experience. Holland America Line’s ships feature a diverse range of enriching experiences focused on destination exploration and personalized travel. Live music at sea fills each evening at Music Walk, and dining venues feature exclusive selections from a Culinary Council of world-famous chefs.

For over 90 years, P&O Cruises (Australia) has taken Australians & New Zealanders on dream holidays to the most incredible destinations along the Australian coast as well as the idyllic South Pacific. The home-grown cruise line delivers a holiday with great entertainment, world-class dining and unforgettable onboard experiences. Delivered in the Aussie way, guests can choose to do everything, or nothing at all.

Seabourn, a leader in ultra-luxury cruising, sails to legendary cities and less-traveled ports. Intimate ships with a yacht-like atmosphere, allow guests to discover the unexpected—about the world and about themselves. Guests enjoy all ocean-front suites and world-class gourmet dining as they wish. Seabourn creates moments of surprise and delight known as “Seabourn Moments” in an environment that fosters building meaningful connections with fellow travelers, crew members and the communities they visit. Seabourn’s fleet includes two purpose-built ultra-luxury expedition ships offering amenities such as submarines, Zodiacs® and kayaks.

For 75 years, Costa’s ships have sailed the seas of the world, offering a diverse choice of cruise holidays. Costa primarily serves guests from Continental Europe and South America, enriching them through the exploration of destinations and unique experiences, both onboard and ashore. Its warm hospitality, entertainment and gastronomy, featuring a true European touch and Italian passion makes Costa different from any other cruise experience.

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

P&O Cruises (UK) is Britain’s largest cruise line, welcoming guests to extraordinary travel experiences designed in a distinctively British way - through a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises (UK)’s fleet of premium ships deliver authentic travel experiences around the globe, combining style, quality and innovation with a sense of occasion and attention to detail, to create a truly memorable holiday.

For over 180 years, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. While onboard, Cunard guests experience unique signature moments, from Cunard’s white gloved afternoon tea service to its renowned Insights Speaker program. Guest expectations are exceeded through Cunard’s exemplary White Star Service®. From the moment a guest steps onboard, every detail of their voyage is curated to ensure they feel special and are inspired by unique events. Onboard Cunard, guests are free to do as much or as little as they please.

IV. Trademarks and Other Intellectual Property

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

V. Passengers Carried and Principal Source Geographic Areas

In 2023, we carried 12.5 million passengers, consisting of 8.6 million carried by our NAA segment and 3.8 million carried by our Europe segment. In 2022, we carried 7.7 million passengers, consisting of 5.6 million carried by our NAA segment and 2.1 million carried by our Europe segment, which was lower than our historical levels as a result of the pause and subsequent resumption of our guest cruise operations.

	Carnival Corporation & plc Passengers Carried
(in thousands)	2023	2022	2021	Brands’ Main Source Market(s)
United States and Canada	7,410	5,140	660	Carnival Cruise Line, Cunard, Holland America Line, Princess Cruises and Seabourn
Continental Europe	2,590	1,610	390	AIDA and Costa
United Kingdom	970	660	170	Cunard and P&O Cruises (UK)
Australia and New Zealand	940	230	0	Carnival Cruise Line, P&O Cruises (Australia) and Princess Cruises
Other	550	90	10
Total	12,460	7,730	1,220

Data for 2022 and 2021 is not representative of a full year of operations.

VI. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2024	2023	2022
Caribbean	33%	31%	34%
Europe without Mediterranean	17	17	20
Mediterranean	14	15	18
Alaska	6	7	8
Australia and New Zealand	7	7	3
Other	23	24	18
	100%	100%	100%

Data for 2022 is not representative of a full year of operations.

VII. Cruise Pricing and Payment Terms

Each of our cruise brands establishes pricing for the upcoming seasons which are made available primarily through the internet, although published materials and electronic communications are also used. Our brands have multiple pricing levels that vary by source market, category of guest accommodation, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. We offer a variety of special promotions, including early booking, past guest recognition and travel agent programs.

Our bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary, the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through our revenue management capabilities and other initiatives.

The cruise ticket price typically includes the following:

• Accommodations
• Most meals, including snacks at numerous venues
• Access to amenities such as swimming pools, water slides, water parks, whirlpools, a health club, and sun decks
• Childcare and supervised youth programs
• Entertainment, such as theatrical and comedy shows, live music and nightclubs
• Visits to multiple destinations

We offer value added packages to induce ticket sales to guests and groups and to encourage the advance purchase of certain onboard items. These packages are bundled with cruise tickets and sold to guests for a single price rather than as a separate package and may include one or more of the following:

• Beverage packages	• Internet packages
• Shore excursions	• Photo packages
• Air packages	• Onboard spending credits
• Specialty restaurants	• Service charges

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date.

VIII. Seasonality

Our passenger ticket revenues are seasonal. Demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. Our results are also impacted by ships being taken out-of-service for planned maintenance, which we schedule during non-peak seasons. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and operating income is generated from May through September in conjunction with Alaska’s cruise season.

IX. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2023, we earned 34% of our cruise revenues from onboard and other revenue goods and services including:

• Beverage sales	• Internet and communication services
• Casino gaming	• Full-service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry-cleaning services

X. Port Destinations and Exclusive Islands

We operate a portfolio of port destinations and exclusive islands enabling us to offer exceptional experiences to 5.7 million guests by creating a wide variety of high-quality destinations that are uniquely tailored to our guests’ preferences. In addition, to secure preferential berth access to third-party ports, we enter into berthing agreements and commitments.
In May 2022, Carnival Cruise Line broke ground on its new exclusive cruise port destination, Celebration Key, expected to open in 2025 and located on the south side of Grand Bahama Island. Celebration Key will include a pier able to accommodate up to two of our largest ships simultaneously, welcoming guests to a stunning beach and further expanding our experience offerings with an abundance of features and amenities for our guests. Additionally, our investment in Celebration Key will support our efforts to design more energy efficient itineraries based on its strategic location and will be an important addition to our current portfolio of six corporate operated ports and destinations:

•Puerta Maya in Cozumel, Mexico
•Grand Turk Cruise Center in Turks & Caicos
•Mahogany Bay in Isla Roatan, Honduras
•Amber Cove in the Dominican Republic
•Half Moon Cay, an exclusive island in The Bahamas
•Princess Cays, an exclusive island in The Bahamas

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

During 2023, we continued our increased marketing and advertising programs after significantly reducing both during the pause and initial resumption of guest cruise operations. Our brands have comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities have generally been designed to reach a local region in the local language. We are focused on driving further brand differentiation and clarity around each of our brand’s optimal target segments, ensuring that our creative marketing speaks to each brand’s target audience and launching more effective digital performance marketing and lead generation approaches. Our marketing efforts historically have allowed us to attract new guests online by leveraging the reach and impact of digital marketing and social media. Over time, we have invested in new marketing technologies to deliver more engaging and personalized communications. This has helped us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services.

Substantially all of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

XII. Sales Channels

We sell our cruises through travel agents, tour operators, company vacation planners, our websites and onboard future cruise consultants. Our individual cruise brands’ relationships with their travel agent partners are generally independent of each of our other brands. Our travel agents’ relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including discounts or complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive pricing, promotional policies and joint marketing and advertising programs. During 2023, no group of travel agencies under common control accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services. In 2023, we held a variety of virtual and in-person trainings and educational programs to continue to support and develop our travel agent partners, including ship visits to familiarize our travel agent partners with our products and services.

All of our brands have internet booking engines to allow travel agents to book our cruises. Additionally, all of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online. These sites interface with our brands’ social networks, blogs and other social media sites, which allow them to develop greater contact and interaction with their guests before, during and after their cruise. We also employ vacation planners and onboard future cruise consultants who support our sales initiatives by offering our guests one-on-one cruise planning expertise and other services.

XIII. Supply Chain

To provide an exceptional cruise experience for our guests, we source significant quantities of goods and services from a global supply base. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service, innovation and sustainability. Our supply base is diverse and many of our business partners provide goods and services across our portfolio of brands. We have continued to map our supply chains and evaluate risks, including the categories of products and services sourced and their geographic locations. To support this effort, we are members of Supplier Ethical Data Exchange, a leading ethical trade organization, which supports businesses to operate ethically and sustainably and fight modern slavery.

We strive to build strong relationships with our suppliers and business partners. Our Business Partner Code of Conduct and Ethics outlines our expectations and requirements for all our business partners. It also highlights our commitments related to human rights and forced labor, respectful treatment and equal opportunity, anti-corruption, environmental protection and sustainability.

Global supply markets and supply chains have been impacted by certain global events, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. While we are experiencing stabilization in a number of supply markets and some easing of inflation, we continue to apply a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, placing purchase orders earlier to secure supply, leveraging our enterprise scale through corporate-wide agreements, utilizing short-term or long-term contracts as needed, seeking alternative sources, utilizing substitute products and leveraging our supplier relationships.

    XIV. Human Capital Management and Employees

Our shipboard and shoreside employees are sourced from approximately 150 countries. In 2023, we had an average of 92,000 employees onboard our ships, excluding employees on leave. Our shoreside operations had an annual average of 12,000 full-time and 2,000 part-time/seasonal employees. Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with Alaska’s cruise season.

We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 56% and 23%, respectively. We consider our employee and union relationships to be strong.

A team of highly motivated and engaged employees is key to providing extraordinary cruise vacations. To facilitate the recruitment, development and retention of our valuable employees, we strive to make Carnival Corporation & plc a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

a.Talent Development

We believe in investing in our team members through the training and development of both shoreside and shipboard team members. We leverage a combination of virtual and in-person training to ensure that our teams are well-prepared to carry out their individual and collective responsibilities. For our shipboard team members, our goal is to be a leader in delivering high quality professional maritime training, as evidenced by the Arison Maritime Center. The Center is home to the Center for Simulator Maritime Training (“CSMART”). The leading-edge CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available, with the capacity to provide annual professional training for all our bridge, engineering and environmental officers. CSMART participants receive a maritime training experience that fosters advanced knowledge and skills development, critical thinking and problem solving; all in a professional learning environment where our corporate culture is reinforced. CSMART also offers training related to liquefied natural gas (“LNG”) technology as well as an environmental officer training program and additional environmental courses for bridge and engineering officers to further enhance our training on environmental awareness and protection.

b.Succession Planning

Our Boards of Directors believe that planning for succession is an important function. Our multi-brand structure enhances our succession planning process. We continually strive to foster the professional development of management and team members. As a result, we have developed a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management, including our CEO.

c.Gender Diversity

	Approximate Average for 2023 (a)
	Female	Male
Shoreside Employees	8,000	6,000
Shipboard Employees	17,000	75,000
Total Employees	25,000	81,000

	As of November 30, 2023
	Female	Male
Boards of Directors (b)	4	6
Non-Director Senior Management and Company Secretary	5	8
Non-Director Senior Management and Company Secretary Direct Reports	31	53

(a)These amounts are approximations and at times, fluctuate significantly; for example, Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with Alaska’s cruise season.
(b)One member of the Boards of Directors preferred not to disclose.

    XV. Ethics and Compliance

We believe a strong ethics and compliance culture is imperative for the success of any company. Our compliance framework includes a Global Ethics and Compliance (“Global E&C”) department, which is led by our Chief Risk and Compliance Officer who leads the effort to promote and monitor a strong ethics and compliance culture throughout the company. The main responsibilities of the Global E&C department are to collaboratively:

•Identify, assess, monitor, prevent, detect and report on compliance risk
•Ensure compliance accountabilities and responsibilities are clear across the company
•Promote a strong culture of ethics and compliance
•Drive ethics and compliance continuous improvements

To further heighten the focus on ethics and compliance, our Boards of Directors have Compliance Committees, which oversee the Global E&C department and maintain regular communications with our Chief Risk and Compliance Officer.

XVI. Information Technology and Data Privacy

With the increasing size and sophistication of cruise ships, the technologies employed to enhance guest experiences and operate ships have grown ever more complex and integrated. All our brands actively collaborate to maximize the business value of our information technology solutions, standards and processes to eliminate redundancies and drive process efficiencies, while increasingly leveraging our scale and common technologies. In order to achieve our goals, we are focusing on several key factors including applications, innovation, connectivity, infrastructure, modernization, cloud migration, cybersecurity, data privacy and compliance. Our global information technology model is designed to positively contribute to our guests, crew, shoreside team members and other stakeholders.

In response to the increasing threat of continuously evolving cybersecurity risks, we continue to invest in our information technology and operational technology cybersecurity programs. We manage risk and protect our company’s business operations through targeted people, process and technology-focused improvements, including the implementation of data privacy and security focused training for our shoreside and select shipboard team members. We have a Chief Information Security Officer who reports to the Chief Information Officer and is responsible for leading global cybersecurity risk reduction efforts and compliance.

Protecting data and the privacy of personal information is of critical importance to our business. As a company, we are entrusted with personal data belonging to our guests, team members and business partners. In light of this and the numerous jurisdictional data privacy and security laws/regulations, we have data privacy and security standards across the corporation. Our Chief Privacy Officer and Data Protection Officers oversee our focus on the proper processing of personal information in alignment with our privacy policy and applicable privacy laws and regulations.

Our Chief Information Officer and Chief Privacy Officer are responsible for risk management with respect to information technology operations, cybersecurity and data privacy. In addition, the Audit Committees are responsible for oversight of our risk management with respect to information technology operations and cybersecurity while the Compliance Committees oversee risk management in the area of data privacy. Despite our efforts with respect to information technology operations, cybersecurity and data privacy, we have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. In 2023, the penalties and settlements paid in connection with cyber incidents were not material.

XVII. Insurance

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

We are members of three P&I clubs, Gard, Steamship Mutual and UK Club, which are part of a worldwide group of 12 P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through broad and established reinsurance markets, a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limits of coverage are determined by the IG.

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

e.Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation business, shore excursion operations and shoreside operations, including our port and related commercial facilities. We also maintain workers’ compensation, director’s and officer’s liability and other insurance coverages.

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

We do not believe we were a passive foreign investment company (“PFIC”), within the meaning of Section 1297 of the Internal Revenue Code, for the 2023 taxable year and do not currently expect to be a PFIC in the 2024 taxable year.

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

b.UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter UK tonnage tax regime under a rolling ten-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

c.Italian and German Income Tax

In 2015, Costa and AIDA re-elected to enter the Italian tonnage tax regime through 2024 and can reapply for an additional 10-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2023 and 2022.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.    Global Minimum Tax

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued Model Rules for implementation of a 15% minimum tax for multinational enterprises as part of its initiative intended to address the tax challenges arising from globalization. A number of countries, including the UK and EU member states, have agreed to adopt the OECD’s minimum tax rules and several countries, including the UK, have already implemented these rules. The phased implementation of these rules could affect us in 2026 with the potential for a one-year deferral. Prior to any mitigating actions, we believe the annual impact could be approximately $200 million. The application of the rules continues to evolve, and its outcome may alter our tax obligations in certain countries in which we operate. We continue to evaluate the impact of these rules and are currently evaluating a variety of mitigating actions to minimize the impact.

e.      Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

XIX. Governmental Regulations

a. Maritime Regulations

1. General

Our ships are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements, as well as voluntary agreements, which govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change frequently, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements, we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant requirements.

The primary regulatory bodies that establish maritime laws and requirements applicable to our ships include:

The International Maritime Organization (“IMO”): All of our ships, and the maritime industry as a whole, are subject to the maritime safety, security and environmental regulations established by the IMO, a specialized agency of the United Nations. The IMO’s principal sets of requirements are mandated through its International Convention for the Safety of Life at Sea (“SOLAS”), its International Convention for the Prevention of Pollution from Ships (“MARPOL”) and its International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).

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

Ship classification societies: Class certification is one of the necessary documents required for our ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Our ships are subject to periodic class surveys, including dry-dock inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement mandated by SOLAS.

National, regional, and other authorities: We are subject to the decrees, directives, regulations, and requirements of the European Union (“EU”), the UK, the U.S., other countries, and many other authorities, including ports that our ships visit.

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

Our Boards of Directors have Health, Environment, Safety and Security (“HESS”) Committees, which were comprised of five independent directors as of November 30, 2023. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environmental, safety, security and sustainability policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review significant HESS relevant risks or exposures and associated mitigating actions.

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

To help ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient and effective manner, we have taken certain actions including, but not limited to:

•Providing regular health, environmental, safety and security support, training, guidance and information to guests, team members and others working on our behalf
•Performing regular shoreside and shipboard audits and taking appropriate action when deficiencies are identified
•Developing, reviewing, and working to improve policies and procedures designed to prevent, detect, respond and correct various regulatory violations and other misconduct
•Supporting a comprehensive HESS incident investigation program that is designed to prevent re-occurrence, promote learning, and support continuous improvement

2. Maritime Safety Regulations

The IMO has safety standards as part of SOLAS. To help ensure guest and crew safety, SOLAS establishes requirements for the following:

• Vessel design and structural features	• Life-saving and other equipment
• Construction and materials	• Fire protection and detection
• Refurbishment standards	• Safe management and operation
• Radio communications	• Musters

All of our crew undergo regular safety training that meets or exceeds all international maritime regulations, including SOLAS requirements, which are periodically revised. Additionally, we have implemented and continue to develop policies and procedures that we believe enhance our commitment to the safety of our guests and crew.

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

All our ships are regularly audited by our various national authorities and we are required to maintain the relevant certificates of compliance with the ISM Code.

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

a. Preventing and Minimizing Pollution

MARPOL includes six annexes, four of which are applicable to our cruise ships, containing requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions and the provision of facilities at ports and terminals for the reception of sewage and sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution. All our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. Administrative, civil and criminal penalties may be assessed for violations. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted all of these MARPOL annexes but have established various national, regional or local laws and regulations that apply to these areas.

MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharged water to ensure that the effluent does not exceed 15 parts per million oil content. Our ships have oily water separators with oil content monitors installed and maintain a record of certain engine room operations in an Oil Record Book. In addition, we have voluntarily installed redundant systems on all our ships that monitor processed bilge water a second time prior to discharge to help ensure that it contains no more than 15 parts per million oil content. This system also provides additional controls to prevent improper bilge water discharges. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of sulfur oxides (“SOx”), nitrogen oxides (“NOx”), particulate matter and greenhouse gases (“GHG”) emissions. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS and the emission of ODS.

b. Sulfur Emissions

The IMO adopted a global 0.5% sulfur cap for marine fuel which began in January 2020. The EU Parliament and Council also adopted 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include the installation and use of Advanced Air Quality Systems, or the use of low sulfur or alternative fuels.

MARPOL addresses air emissions from both auxiliary and main propulsion diesel engines on ships and further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions content in these areas, requiring ships to use fuel with a sulfur content of no more than 0.1%, or to use alternative emission reduction methods, such as Advanced Air Quality Systems.

We have Advanced Air Quality Systems on most of our ships, which are aiding in partially mitigating the financial impact from the ECAs and global sulfur requirements. We use Advanced Air Quality Systems wherever possible subject to local laws and regulations. Additionally, Advanced Air Quality Systems used with heavy fuel oil (“HFO”) result in as good or better SOx, NOx and particulate emissions compared to marine gasoil (“MGO”).

c. Greenhouse Gas Emissions

The IMO has established technical and operational measures for all ships that are intended to improve energy efficiency and reduce GHG emissions from international shipping. The technical measures apply to the design of new vessels and the operational measures apply to all vessels.

The IMO mandates a data collection system (“DCS”) for reporting fuel oil consumption. The DCS requires ships of 5,000 gross tons and above to provide fuel consumption data to their respective Flag State at the end of each calendar year. Flag States validate the data and transfer it to a database and the IMO produces a summary annual report. In January 2023, MARPOL changes in support of the IMO’s GHG emission reduction goals went into effect and include an operational measure called the Carbon Intensity Indicator (“CII”), an annual ship-level CO2 intensity emissions performance measure, and a technical measure called the Energy Efficiency Existing Ship Index (“EEXI”), a one-off measure similar to the Energy Efficiency Design Index (“EEDI”) for newbuilds, that confirms for a specific condition that a ship meets a target CO2 emission intensity. The EEXI has not had a material impact and the impact for CII is uncertain as the enforcement mechanism of the regulation is still to be defined. In 2023, the IMO adopted its 2023 Strategy on Reduction of GHG Emissions from Ships (“IMO Strategy”) that would require international shipping to reduce total GHG emissions on a well-to-wake basis to net zero by or around 2050. In addition, the framework introduces checkpoints in 2030 and 2040 that seek reductions in the absolute GHG emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The IMO Strategy includes a range of measures planned for implementation in 2027, including fuel standards and market-based measures that could result in changes to itineraries or increased compliance related costs for which the impact is uncertain and may individually and collectively have a material impact on our profitability.

d. Ballast Water

Ballast water is water used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. Ballast water can carry a multitude of marine species. The IMO’s Ballast Water Management Convention governs the discharge of ballast water from ships and requires the installation of ballast water management systems for existing ships. The convention also sets forth requirements for ballast water exchange, record keeping, and maintaining an approved Ballast Water Management Plan. The Convention is designed to regulate the treatment of ballast water prior to discharging overboard in order to avoid the transfer of marine species to new environments, as well as establishing other ballast water management practices for monitoring and environmental protection.

ii.    U.S. Federal and State Regulations

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. The major requirements include demonstrating financial responsibility up to the liability limits set by OPA 90 and having oil spill response plans in place. We have Certificates of Financial Responsibility (“COFR”) that demonstrate our ability to meet the liability limits of OPA 90 and covers releases of hazardous materials. It is possible, however, for our liability limits to be broken, which could expose us to unlimited liability. As OPA 90 expressly allows coastal states to impose liabilities and requirements beyond those imposed under federal law, many U.S. states have enacted laws more stringent than OPA 90. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements. Most coastal states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance, similar to OPA 90.

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels, including discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, the incidental discharge requirements are set forth in EPA’s Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for specific discharges incidental to the normal operation of a vessel, many of which apply to our cruise ships. In addition to the requirements associated with these discharges and more stringent vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”) was signed into law and was intended to clarify and streamline discharge requirements for the incidental discharges covered by the VGP and certain U.S. Coast Guard (“USCG”) regulations for ballast water.

The state of Alaska requires permitting for certain discharges from cruise ships in designated Alaskan waters. Further, the state of Alaska requires that certain discharges be reported and monitored to verify compliance with standards and repeat violators of the regulations could be prohibited from operating in Alaskan waters. Environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharges from vessels. The state of California also has environmental requirements significantly more stringent than federal requirements for water discharges and air emissions.

iii. EU Regulations

The EU has adopted a broad range of substantial environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

The European Commission’s (“EC”) strategy is to reduce emissions from ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed above via their own Sulfur Directive.

The EC has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification regulation, which involves collecting emissions data from ships over 5,000 gross tons to monitor and report GHG emissions on all voyages to, from and between European Union ports.

The EU adopted a series of significant reforms as a part of its Fit for 55 package to meet its 2030 emissions reduction goal. The main instruments for reducing emissions are the Emissions Trading System (“ETS”), FuelEU Maritime initiative and the Energy Taxation Directive (“ETD”) as well as amendments to the alternative fuels infrastructure and renewable energy directives.

The ETS regulates emissions through a “cap and trade” principle, where a cap is set on the total amount of certain emissions that can be emitted. The maritime shipping sector is included in the scope of ETS effective January 2024 and requires ships to procure emission allowances covering 40% of their emissions inside EU waters to be surrendered in 2025, 70% of 2025 emissions to be surrendered in 2026 and 100% of annual emissions thereafter, to be surrendered in the following year.

The FuelEU Maritime initiative, which will be effective in January 2025, is a long-term framework to reduce maritime emissions by increasing the use of sustainable alternative fuels and, for the cruise industry, the use of shore power. The initiative requires compliance with the maximum limits of GHG intensity of energy used on board. The stringency of these limits increases over time, and there are financial penalties for non-compliance. The initiative also includes requirements for ships to connect to shore power when at EU ports.

The ETD is a framework for the taxation of energy products and sets minimum rates of excise duty to encourage a low carbon economy. Proposed amendments to the ETD will introduce new tax rates based on the energy content and environmental impact rather than volume. If adopted, these amendments will also widen the directive to include maritime fuels, which were previously exempt. To date, there is no timeline for adoption of these amendments.

We estimate the 2024 impact of the ETS regulations to be approximately $51 million, based on a European Union Allowance cost of $75 per metric ton of emissions. The exact impact of the Fit for 55 regulations is uncertain as elements of the proposals have not yet been finalized and enacted and will depend on future deployments.

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

The STCW, as amended, establishes additional minimum standards relating to training, including security training, certification and watchkeeping for our seafarers.

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

In addition, the UK plans to include domestic shipping under its national ETS beginning in January 2026. To date, they have not defined if the domestic legs or port calls of ships engaged in international voyages will be included.

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

In 2021, we established goals for 2030 which incorporate six focus areas listed below that align with elements of the United Nation’s Sustainable Development Goals and build on the momentum of our successful achievement of our 2020 sustainability goals.

Sustainability Goals Progress

The tables below represent our progress through November 30, 2023 in each of our six focus areas and associated goals:

2030 Climate Action Goals	Status (a)	Our Progress
Achieve 20% GHG intensity reduction relative to our 2019 baseline measured in both grams of CO2e per ALB-km and kilograms of CO2e per ALBD	Accelerated
•Accelerated the expected achievement of this goal by four years to 2026
•Achieved 14.0% GHG intensity reduction on an ALB-km basis relative to 2019 and 35.4% relative to 2008
•Achieved 14.1% GHG intensity reduction on an ALBD basis relative to 2019 and 39.3% relative to 2008

Reduce absolute particulate matter air emissions by 50% relative to our 2015 baseline	Achieved
Increase fleet shore power connection capability to 60% of the fleet	Achieved	64% of the fleet has shore power connection capability, up from 57% in 2022 and 46% in 2021
Expand our LNG program	Ongoing	Eight LNG ships in operation, representing 16% of fleet capacity, and three more on order
Optimize the reach and performance of our Advanced Air Quality System program	Ongoing	93% of the fleet has Advanced Air Quality Systems installed (b)
Expand battery, fuel cell and biofuel capabilities	Ongoing	Successfully piloted the use of biofuels as a replacement for fossil fuel on one ship in 2023 and two ships in 2022
Reduce Scope 3 (indirect) emissions associated with food procurement and waste management	Ongoing	Food and waste management Scope 3 emission estimates were similar to the 2019 base year
Identify carbon offset options only when energy efficiency options have been exhausted	Ongoing	Continuing to monitor the carbon offset market and other alternatives

2030 Circular Economy Goals	Status (a)	Our Progress
Achieve 50% single-use plastic item reduction in 2021	Achieved	Removed hundreds of millions of single-use plastic items from the fleet
Achieve 30% unit food waste reduction by 2022, 40% by 2025 and 50% by 2030	Achieved/ On Track	• Achieved our 2022 goal • 2025 and 2030 goals on track, as we delivered a 38% unit food waste reduction in 2023
Increase Advanced Waste Water Treatment System coverage to >75% of our fleet capacity	On Track	Achieved 70% coverage of fleet capacity and 70% of ships
Send a larger percentage of waste to waste-to-energy facilities where practical	Ongoing
Partner with primary vendors to reduce upstream packaging volumes	Ongoing	Achieved an approximately 50% reduction in plastic-based packaging materials with one primary vendor since 2022

2030 Good Health and Well-Being Goals	Status (a)	Our Progress
Committed to continued job creation	Ongoing	Continued to open and fill a number of shoreside positions
Establish measurable Company Culture metrics and set annual improvement targets	Ongoing	Completed annual culture survey for our shipboard and shoreside employees and began tracking associated metrics
Implement global well-being standards by 2023	Achieved	Implemented shipboard employee well-being standards, including preventive health offers, such as vaccination protection and the prevention and detection of mental illnesses, among other benefits
Reduce the number of guest and crew work-related injuries	Ongoing	Continued to implement and monitor impact of initiatives to prevent guest and crew injuries

2030 Sustainable Tourism Goals	Status (a)	Our Progress
Animal Welfare – responsible sourcing
•Achieve 100% cage free eggs by the end of 2025
•Achieve 100% responsible chicken sourcing by the end of 2025
•Achieve 100% gestation crate-free pork by the end of 2025

	On Track	Continued to work with our supply chain and met our glidepath targets for fiscal year 2023 - sourced 55% cage free eggs, 34% responsible chicken and 40% gestation crate-free pork purchases
Establish partnerships with destinations focused on sustainable economic development, preservation of local traditions, and capacity management	Ongoing
•Continued construction on a new cruise port destination, Celebration Key, on Grand Bahama Island which is expected to open in 2025. Celebration Key will provide business opportunities for the residents of Grand Bahama with an estimated 1,000 local jobs
•Continued to support the Alaskan region through community projects and the Alaska Green Corridor partnership to explore methods to accelerate the reduction of GHG emissions
•Continued to support our community efforts in the Caribbean through educational ship tour programs, celebratory events and community volunteerism

Continue to support disaster resilience, relief, and recovery efforts	Ongoing	•Donated to Direct Relief to fund relief efforts in Hawaii after the devastating wildfires •Supported disaster relief efforts in Acapulco after hurricane Otis
Build stronger community relationships in our employment bases and destinations via employee volunteering programs	Ongoing
•Conducted multiple coastal cleanups involving shipboard- and shoreside employees and partners in various locations around the world
•Costa Cruises continued with its program donating meals to those who need them the most in local communities
•AIDA Cruises continued with its initiatives to provide sustainable support to local communities through the construction of new school facilities, providing numerous children with access to education

2030 Biodiversity and Conservation Goals	Status (a)	Our Progress
Support biodiversity and conservation initiatives through select NGO partnerships	Ongoing	•Completed efforts to support Giglio Island’s marine biodiversity •Engaged with several NGOs on potential partnership opportunities
Conduct audits and monitor animal encounter excursions regularly	Ongoing	Continued audit and monitoring program

2030 Diversity, Equity and Inclusion Goals	Status (a)	Our Progress
Ensure our overall shipboard and shoreside employee base reflects the diversity of the world	Ongoing	•Continued to employ shipboard crew members from approximately 150 countries around the world •Our CEO signed the CEO Action for Diversity & Inclusion pledge
Expand shipboard and shoreside diversity, equity, and inclusion across all ranks and departments	Ongoing
•Our company was recognized with several top employer awards more broadly for advancing diversity, equity and inclusion in the workplace
•Launched the employee resource group Women Officer Network
•Re-joined the International LGBTQ+ Travel Association

(a)Accelerated - Quantifiable/numerical goals whose timeline has been moved forward.
On Track - Quantifiable/numerical goals that are showing a positive trend towards achieving the goal.
Ongoing - Qualitative/non-numerical goals which are currently in progress.
(b)Excluding LNG ships.

A key focus of our sustainability efforts is climate action, therefore, we have developed a four-part strategy to help us achieve our GHG intensity goals:
•Fleet optimization: delivering larger, more efficient ships as part of our ongoing newbuild program, some of which may replace existing ships in our fleet
•Energy efficiency: continuing to improve our existing fleet’s energy efficiency through investment in projects such as service power packages, air lubrication systems and expanding shore power capabilities
•Itinerary efficiency: designing more energy-efficient itineraries, focusing on operational execution and investing in port and destination projects in strategic locations
•New technologies and alternative fuels: investing in a first-of-its-kind lithium-ion battery storage system and assessing carbon capture and storage. We also support the adaptation of alternative fuels including biofuels such as methanol, which we are assessing as a future low GHG emission fuel option for our ships

In addition to our 2030 sustainability goals, we are committed to continuing our reduction of GHG emissions. Our absolute GHG emissions peaked in 2011 and since that time we have decreased our emissions (on a tank-to-wake basis) by over 10%, despite capacity growth of 30% over the same period. Additionally, we are pursuing net zero emissions by 2050, aligned with the revised IMO Strategy. Achieving this goal will require energy sources and technologies that do not yet exist. While fossil fuels are currently the only scalable and commercially viable option for our industry, we are closely monitoring technology developments and pioneering important sustainability initiatives in the cruise industry. We have partnered with companies, universities, research bodies, non-governmental organizations, and other key organizations to help identify and scale new technologies not yet ready for the cruise industry. For example, we are piloting maritime scale battery technology, working with classification societies and other stakeholders to assess lower GHG emission fuel options for cruise ships and assessing carbon capture and storage technologies. We have successfully piloted the use of biofuel as a replacement for fossil fuel on three ships. The certified biofuels used in these pilots offer environmental benefits compared to using fossil fuels alone through their lifecycle GHG reductions. These biofuels can be used in existing ship engines without modifications to the engine or fuel infrastructure, including on ships already in service. To provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply challenges that must be resolved before viability is reached.

We continue to make progress on the implementation of Service Power Packages, a comprehensive set of technology upgrades, which will be implemented over the next several years across a portion of the fleet. These upgrades include the following elements designed to reduce both fuel usage and GHG emissions while also contributing to cost savings:
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

We have nine Air Lubrication Systems (“ALS”) currently operating in our fleet and have additional installations in progress and planned for the future. ALS cushion the flat bottom of a ship’s hull with air bubbles, which reduces the ship’s frictional resistance and the propulsive power required to drive the ship through the water, which generate approximately 5% savings in fuel consumption for propulsion and reductions in GHG emissions on ALS equipped ships when operating in a specific speed range.

We have eight LNG powered cruise ships in operation as of November 30, 2023 and three that are expected to join the fleet through 2025. In total, these 11 ships are expected to represent over 20% of our total future capacity by summer 2025. All our LNG ships also have the capability to run on MGO and bio-LNG.

While LNG is a fossil fuel and generates GHG emissions, its direct CO2 emissions are lower than those of conventional fuels and it emits effectively zero sulfur oxides (only the sulfur in the pilot fuel is present), reducing nitrogen oxides by 85% and particulate matter by 95%-100%. Both on a tank-to-wake and well-to-wake basis when measured using the scientifically accepted 100-year global warming potential (“GWP”) time frame, LNG has lower overall GHG emissions than conventional fuels and in the absence of market-ready zero-emission fuels, is currently the best readily available fuel to help reduce ship GHG emissions now. The types of engines that we use are subject to small amounts of methane slip (the passage of un-combusted methane through the engine). There are different views relating to the measurement of the environmental impact of LNG, including the methane slip. Our disclosures report our emissions, including methane slip, as part of our total GHG emissions (reported as CO2e) using the 100-year GWP and are measured on a tank-to-wake basis. We are working closely with our engine manufacturers and other technology providers to further mitigate methane slip and we are part of the Methane

Abatement in Maritime Innovation Initiative (“MAMII”), where we are partnering with other major maritime players to seek solutions for this challenge. We are also evaluating options to remove unburnt methane from exhaust streams.

We pioneered the use of Advanced Air Quality Systems on board our ships to aid in the reduction of sulfur and are promoting the use of shore power. Shore power enables our ships to use shoreside electric power, where available, while in port rather than running their engines to power their onboard services, resulting in reduced engine emissions and noise in port. We now lead the industry in ships capable of plugging into shore power with twice as many ships ready to plug in as there are ports able to provide shore power. Nearly two-thirds of our ships are equipped with this capability, and that number will increase over time as more ports provide shore power. We have continued our work with several local port authorities to utilize cruise ship shore power connections.

We have considered the above planned strategy in connection with the preparation of our financial statements and any estimates used in the preparation of our financial statements.

We have voluntarily reported our GHG footprint via the CDP each year since 2006. The CDP rates companies on the depth and scope of their disclosures and the quality of their reporting. Our submission includes details of our most recently compiled emissions data and reduction efforts, along with the results of an independent, third-party verification of our GHG emissions. We also disclose our holistic water stewardship to use less, reuse more and clean as well as purify used water to return to nature through the CDP water program.

Carnival Corporation & plc’s GHG emissions inventory management plan follows the guidance in The Greenhouse Gas Protocol and ISO 14064-1:2018 and our environmental management system is certified in accordance with the ISO 14001:2015 Environmental Management System standard.

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports are not incorporated in this document and can be viewed at www.carnivalcorp.com, www.carnivalplc.com and www.carnivalsustainability.com.

a.    Climate-Related Financial Disclosures

Under the UK Listing Rule LR 9.8.6R, Carnival plc is required to report certain climate-related financial disclosures. With a goal towards transparency and consistent disclosure amongst our filings and stakeholders, we are including the UK required disclosures in our Form 10-K filing. Accordingly, we set out below our climate-related financial disclosures fully consistent with the Task Force on Climate-Related Financial Disclosures (“TCFD”) Recommendations and Recommended disclosures, taking into account guidance published by the TCFD including the Guidance for All Sectors. Our consistency with the TCFD’s four pillars, Governance, Strategy, Risk Management and Metrics and Targets, and the recommendations thereof, are represented in the table below.

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

To further support our climate-related efforts, we created a Strategic Risk Evaluation (“SRE”) Committee in 2022. The SRE Committee consists of members of executive management and an advisor and reports to the CEO and CCO, who in turn, reports to the Boards of Directors. As of November 30, 2023, the SRE Committee was comprised of the following:
•Josh Weinstein - President, Chief Executive Officer and Chief Climate Officer
•David Bernstein - Chief Financial Officer and Chief Accounting Officer (Chair of SRE Committee)
•William Burke - Chief Maritime Officer
•Richard Brilliant - Chief Risk and Compliance Officer
•Jan Swartz - Executive Vice President of Strategic Operations (appointed to the SRE Committee in October 2023)
•Stein Kruse - Advisor to the CEO & Chair of the Boards

The primary responsibility of the SRE Committee is to assist the CCO in fulfilling his responsibility to identify, monitor and review the management of climate-related risks and opportunities. The diagram below sets out the function of the SRE Committee and illustrates the interaction between the Boards of Directors, executive management and the SRE Committee. Common recurring activities of the SRE Committee include:

•Discussing climate considerations in the planning processes to further support its focus on reducing GHG emissions
•Considering if any new climate risks or opportunities should be included in the list of identified climate risks and opportunities
•Ensuring appropriate assignment of identified climate risks and opportunities to risk owners, who are responsible for their day-to-day evaluation and management
•Obtaining at least annual reporting from the risk owners on the monitoring and management of identified risks and opportunities and reviewing, scrutinizing and challenging management of climate-related risks and opportunities
•Tracking of energy efficiency spend and progress on the installation of Service Power Packages
•Monitoring progress against our 2030 Climate Action Goals
•Reviewing and approving the climate risk management framework
•Reviewing and approving the SRE Committee charter

The SRE Committee meets at least once a quarter and in 2023, five SRE Committee meetings were held. From these discussions, the SRE Committee has provided a quarterly update to the Boards of Directors on climate-related matters such as:

•Additional costs that will be included in the strategic, capital, itinerary and other long-term Plans
•Updates from risk owners on the monitoring and management of identified risks and opportunities for all of our monitored risks
•Updates on evolving regulations
•Results of our Scope 3 emissions quantification
Board Education Program

To enable the CCO and Boards of Directors to fulfil their responsibility to oversee climate-related risks and opportunities, a Board sustainability and TCFD education program was established in 2022, with core education components and optional self-study courses. This sustainability and TCFD education program was developed with support from external advisors and the Senior Independent Director. The core education components of the program were completed in November 2022. A refresher education program, including updates to sustainability and TCFD considerations was performed in February 2023.

Strategy

Risks and opportunities are reviewed and developed as part of our climate risk management framework described below. In 2022, we performed a qualitative and quantitative scenario analysis to assess our climate-related risks and opportunities over the short, medium and long-term. The qualitative and quantitative scenario analysis were reviewed by the SRE Committee in 2023 and no changes were identified.

Qualitative scenario analysis

In 2022, we qualitatively applied two (and quantitatively applied three) distinct plausible climate scenarios, global warming limited to below 1.5oC above pre-industrial levels by 2100 “Steady Path to Sustainability” and global warming of 2.8oC above pre-industrial levels by 2100 “Regional Rivalry.” The scenarios were used to generate the climate-related risks and opportunities listed in the table below.

As part of our qualitative scenario analysis, a series of workshops with the SRE Committee and a cross-section of management was conducted to identify material climate-related risks and opportunities, based on likelihood and degree of potential financial impact, over the following time horizons:

•Present – 2025 (short-term) - consistent with our internal forecasting
•2025 – 2035 (medium-term) - aligns with our existing sustainability goals
•2035 – 2050 (long-term) - consistent with the useful life of our ships

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

Climate-related risks identified through qualitative scenario analysis

Our initial selected risks and opportunities for quantification are in bold:

TCFD risk categories	Risk summary	Impact time horizon
Markets and Products / Shifting Markets (1)	Cruising no longer aligns to consumers’ climate values	Medium Term
	Reduced availability and access to fuel*	Medium Term
	Unable to meet climate-related requirements reduces access to capital / insurance	Medium Term
Policy and Legal (1)	Increased costs driven by climate-related regulations*	Short-Medium Term
	Risk is that cruising (as a high-GHG emissions industry) is severely restricted or subject to bans	Medium Term
Reputation (1)	Failure to attract and retain talent due to climate credentials	Medium Term
	Increased demand for reducing GHG emission practices	Medium Term
Technology (1)	Lack of viable low GHG emission technology to replace fossil fuels	Medium Term
Physical	Chronic climate change impacting supply chain availability and price	Medium Term with expected increases in the Long Term
	Itineraries are not viable due to extreme weather and/or sea level rise	Medium Term with expected increases in the Long Term

(1) Transition Risks
*Due to the similar nature of these risks, we have combined them for the quantitative analysis into a combined risk: “How does a transition to a low-GHG emissions future impact the price of the fuels needed to power our ship engines?”

Climate-related opportunities identified through qualitative scenario analysis

TCFD opportunity categories	Opportunity summary	Realisation time horizon
Energy Source	Support the adaptation of sustainable technological advances for the cruise industry	Medium Term
Market Access	Access to new financing options available for organisations working on a low-GHG emission future	Short-Medium Term
	Access to private destinations or islands with infrastructure built by us	Short-Medium Term
	Attract and retain new customers and improve reputation through sustainable itineraries and activities for changing climate-induced preferences	Short-Medium Term
	Positioning as a sustainability leader	Short-Medium Term
Products & Services	Opportunities for the ship to be the destination	Long Term
Resilience	Engage with more sustainable and economically favourable alternative suppliers	Short Term
	Improve resilience to physical climate risk through adaptation of itinerary routes and investment in port infrastructure	Short Term
Resource Efficiency	Improved operational efficiencies arising from technological advancements	Medium Term
	Increased fuel efficiency through alternative itinerary planning and reduced energy use	Short - Medium Term
	Increased resource efficiency through reduced on-board energy demand and consumption	Medium Term

We presently consider transition risks to be the most significant in terms of likelihood and impact. The risks with the highest impact and likelihood of occurrence are associated with the transition to a low-GHG emission future, in a scenario where low GHG emission technology does not exist, or where we have not been able to access these technologies and where we have reduced availability and access to fuel.

The climate-related opportunities with the highest impact are a mix of mitigation and adaptation opportunities. These include the positive impacts of supporting the adaptation of sustainable technological advances for our business, improved operational efficiencies from technological advancements, and more energy efficient itineraries from investing in port and destination projects.

Quantitative Scenario Analysis
In 2022, we quantitatively applied three distinct plausible climate scenarios to determine the potential impacts of the risks and opportunities assessed. Using transition scenario assumptions from the International Energy Agency (“IEA”) and climate and transition scenarios from the Intergovernmental Panel on Climate Change (“IPCC”), we utilised two interlocking types of pathways, the Representative Concentration Pathways (“RCPs”) and Shared Socioeconomic Pathways (“SSPs”) to create three sets of scenarios to understand the relative materiality and possible range of impacts to the business from the selected climate-related risks and opportunities under different potential futures.

Scenario 1: Steady Path to Sustainability (average temperature increase limited to 1.5°C above pre-industrial levels by 2100) SSP1 / RCP1.9

Under this scenario, the world takes the rapid and strong policy measures required to meet the ambition of the 2015 Paris Agreement (to keep the mean global annual temperature rise to well below 2°C warming above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels). Under this scenario, low GHG emission technology takes over from fossil-fuels, and reduced economic growth is also important for reaching net zero emissions by 2050

We selected this scenario, as it provides us insight into a low-GHG emissions world that would benefit us and our Climate Action Goals. Under this scenario, transition risks identified are material and our resilience is dependent on our ability to effectively adopt low GHG emission technologies, refer to XX. Sustainability for further details on ways we are monitoring and piloting technology developments. A transition to low GHG emission technologies would help us adhere to increasing requirements to transition to a low-GHG emissions future, including existing and emerging regulations, consumer preferences, and talent market expectations. Our most impactful opportunity is the enhancement of our reputation and competitiveness, by supporting the adaptation of sustainable technological advances for the cruise industry. This would also further help us to mitigate our transition risks.

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

This scenario presents the highest emissions future where physical risks have the potential to be most significant and would therefore allow us to model the impact of these extreme climate risks. Akin to Scenario 2, business resilience under Scenario 3 will be dependent on our ability to adapt to extreme weather events and chronic physical risks as well as the impacts to our supply chain across different geographical areas. Our experience with previous supply chain disruptions suggests that under this scenario, we would be resilient to supply chain risks given our ability to adapt to supply chain disruptions.

Key assumptions and limitations
The results of our quantitative scenario analysis have a high degree of uncertainty as there are assumptions made for all modelling inputs. This means that results should be taken as an indicative “order of risk”. Furthermore, the analysis assumes that the future conditions from climate change are shifted to today to contextualize impacts in relation to the current business size. The analysis does not include:
•Forward-looking forecasting of our business operations; or
•Potential mitigation or adaptation measures that could be taken either by us, or by other parties over the period considered (e.g., sustainable ship fuel development, governments building flood defenses).

Estimations and projections
In 2022, we completed several scenario analyses over three time horizons (2025, 2030, and 2050). Any assumption made about fuel prices acknowledges the 2022 energy crisis and assumes that by 2025, oil prices will stabilize in line with IEA price projections, at the time of analysis. We have also projected physical and transition risks at a global level due to the high mobility of our assets.

The degree of potential impact was determined on a linear scale range of “Low”, having no material impact or “High” having a material impact on Carnival Corporation & plc’s financial statements.

Results of the Quantitative Scenario Analysis: Potential Impact on Operating Income

How does a low-GHG emissions future impact the price of the fuels needed to power our ship engines?
There is an increased global regulatory focus on GHG and other emissions. Climate-change related regulatory activity and developments that require us to reduce our emissions, which includes both the EU regulations and the IMO Strategy, may require us to make capital investments in new equipment or technologies, pay for emissions, purchase allowances and/or carbon offset credits, or otherwise incur additional costs or take additional actions related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs. Additionally, fossil fuels are currently the only viable option for our industry at present, we are closely monitoring technology developments and partnering with key organizations to help identify and scale new technologies not yet ready for the cruise industry. Refer to XIX. Governmental Regulations and XX. Sustainability.

How would changing consumer sentiments drive changes in demand for our offering?
To mitigate the impact of this risk, our short and medium-term GHG emissions goals focus on GHG intensity reduction, measured in both grams of CO2e per ALB-km and kilograms of CO2e per ALBD. In addition, we are committed to our reduction of GHG emissions and pursuing net zero emissions by 2050, aligned with the IMO Strategy and are at the early stages of developing our transition plan. While fossil fuels are currently the only scalable and commercially viable option for our industry, we are closely monitoring technology developments and pioneering important sustainability initiatives in the cruise industry. To provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply challenges that must be resolved before viability is reached. Refer to XX. Sustainability.

How are our profits affected by an increase in food commodity prices?
Under Scenarios 1 and 2, the impacts on food prices are indistinguishable from the historical commodity market volatility. Under Scenario 3, we could face higher food costs which may impact our value chain and operating profit. Our existing supply chain management strategies have remained resilient through the more recent supply chain issues experienced globally, demonstrating our ability to mitigate global-scale disruptions. In addition, our Circular Economy 2030 Goals include achieving a 50% unit food waste reduction per person by 2030. Refer to XIII. Supply Chain and XX. Sustainability.

What are the future savings associated with operational efficiency improvements?
Under each scenario, the estimated total price of the fuel is the same, but the amount of fuel demanded differs based on assumptions about operational efficiency improvements. To capture this potential upside, we are investing in projects that improve the energy efficiency of our fleet. A premium for lowering our GHG emissions, ranging between $75 and $100 per metric ton depending on the type of fuel, was added to the cost of fuel during the strategic, capital, itinerary and other long-term planning processes and is used to evaluate the payback period and return on investment for capital projects. We are also ensuring that our brands design more energy efficient itineraries through our Corporate Itinerary Reviews. For further details of our strategies in place to capture this opportunity, refer to XX. Sustainability.

How could providing a service geared towards changing consumer sentiment drive long-term growth for us?
Under scenarios 2 and 3, an immaterial number of consumers would align to low-GHG emissions services. Under Scenario 1, from 2025 to 2050 across all countries, there is an increase in the expected price per Passenger Cruise Days that we will be able to charge. By continuing to reduce our GHG emissions through our strategies such as investing in energy efficiency projects, fleet changes, itinerary changes, and port developments, we can remain resilient under Scenario 1. For further details of our strategies in place to capture this opportunity, refer to XX. Sustainability.

Investment in Port and Destination Projects
In addition, a climate study was undertaken in 2022 by a third party for two of our port development projects at Celebration Key and Half Moon Cay Pier Project (The Bahamas), to enhance climate resilience. Based on the results of this study, we are well placed to respond to the physical risks of climate change at the two planned port locations and will have a number of measures in place to address physical climate impacts. These results were reviewed by the SRE Committee and presented to the Boards of Directors in 2022 for an investment decision, which was approved. Furthermore, our investments in these ports and destinations support our efforts to design more energy efficient itineraries based on their strategic locations.

Risk Management

We utilize a process for managing our climate risks and opportunities which begins with climate risk and opportunity identification then follows with owner assignment, assessment, monitoring, management and reporting. This process is ongoing and iterative.

Climate Risk and Opportunity Identification, Owner Assignment and Assessment
The qualitative scenario analysis is the foundation of our climate risk and opportunities identification and assessment process and began with the evaluation of a long list of climate-related risks and opportunities we may face, to generate an initial list of possible risks and opportunities. As discussed above, we considered a high-GHG emissions and a low-GHG emissions scenario. Input from key stakeholders in the business was obtained through facilitated workshops to identify additional climate risks and opportunities and refine the list before prioritizing those identified. Assessment of these risks and opportunities was performed by the SRE Committee and a cross section of management, who qualitatively evaluated the impact and likelihood of these risks and opportunities. Certain financial, regulatory, reputational and physical risks and opportunities were then selected for more detailed quantitative scenario analysis.

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

Metrics and Targets

Our most material quantified risks are the transition risks. To mitigate the impact of these risks, we have identified a four-part strategy, including fleet optimization, energy efficiency, itinerary efficiency, and new technologies and alternative fuels. The metrics and Climate Action Goals associated with these risks and opportunities, are outlined above within XX. Sustainability. To demonstrate our commitment to achieving our Climate Action Goals, our executive compensation targets are linked to our progress toward achieving certain of our 2030 Sustainability Goals.

Our direct (Scope 1), indirect (Scope 2) and indirect value chain (Scope 3) GHG emissions are quantified and reported. Additionally, limited assurance is provided on our GHG emissions by an independent third party. These are disclosed in our Carnival plc Annual Report but are not incorporated by reference into this Form 10-K. In 2022, we stated that our climate disclosures were consistent with 10 of the 11 TCFD recommendations. The one area where we were not consistent related to the disclosure of scope 3 emissions. In 2023, we performed an inventory of our Scope 3 GHG emissions using the U.S. EPA Supply chain GHG Emission Factors v1.2 and determined that our Scope 3 emissions were estimated to be approximately 40% of our total emissions.

We have made progress over the past 15 years reducing our GHG emissions intensity and achieved our 2020 goal (to reduce the intensity of CO2e by 25% relative to a 2005 baseline, measured in grams CO2e / ALB-km) three years early, in 2017. We have also made progress towards our 2030 GHG intensity reduction goal of 20% from our 2019 baseline, measured in both grams of CO2e per ALB-km and kilograms of CO2e per ALBD. In 2023, we reduced our GHG emission intensity on a lower berth distance basis by 14.0% and on an ALBD basis by 14.1% relative to our 2019 baseline. Relative to 2008, our GHG emissions per ALBD have been reduced by 39.3% while our capacity has grown by 55%. Refer to XX. Sustainability.

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

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, other third-party information and internal company surveys. Industry publications, including those from Cruise Industry News, and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. Cruise Industry News is a for profit magazine company that covers all aspects of cruise operations. Their magazines and annual report cover all cruise lines and shipyards and report on all aspects of cruise operations including relevant issues, financial results, ship building, ship reviews, etc. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

The events and consequences discussed in these risk factors could have a material adverse effect on the company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the company or that the company currently does not consider to present material risks to its operations. In addition to the risk factors below, additional or unforeseen effects from our substantial debt balance incurred during the pause of our guest cruise operations could give rise to or amplify many of the risks discussed below. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section.

The ordering and lettering of the risk factors set forth below is not intended to reflect any company indication of priority or likelihood.

Operational Risk Factors

a. Events and conditions around the world, including geopolitical uncertainty, war and other military actions, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel have led, and may in the future lead, to a decline in demand for cruises as well as negative impacts to our operating costs and profitability.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action and other general concerns. The resulting impacts of these events, including supply chain disruptions, increased fuel prices, impact on demand for cruises to neighboring regions and international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our business. These factors may also have the effect of heightening many other risks to our business, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may be impacted by adverse changes in the perceived or actual economic climate, such as inflation, global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

b. Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations.

Pandemics have in the past and may in the future have a significant negative impact on our financial condition and operations. We could:
•be forced to re-implement a pause of our guest cruise operations
•be negatively impacted by travel advisories, restrictions, recommendations and regulations set by various governmental authorities, which could impact our occupancy levels
•be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, and these requirements may be costly, take a significant amount of time to implement across our global cruise operations and may result in disruptions in guest cruise operations, incremental costs and loss of revenue
•be subject to negative publicity, along with the cruise industry, which could have a long-term impact on the appeal of our cruises
•be subject to lawsuits, other governmental investigations and other actions
•be required to reassess our ship deployment options and our fleet, which could lead to the removal of additional ships from our fleet and may result in incremental ship impairment charges and losses on ship sales
•be negatively impacted as a result of the adverse impact on our partners, counterparties and joint ventures
•be negatively impacted by the inability to attract and retain the loyalty of our guests and hire and retain our crew

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

d. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-money laundering, anti-corruption, economic sanctions, trade protection, labor and employment, and tax may be costly and have in the past and may, in the future, lead to litigation, enforcement actions, fines, penalties and reputational damage.

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, depending on the itineraries of our ships and the ports and countries visited. Implementing these and any subsequent requirements may be costly and take time to implement across our global cruise operations. In addition, the accelerating pace of regulatory changes may affect our ability to comply in the future. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined, placed on probation or otherwise sanctioned by regulators. In addition, there is increased global focus on climate change, which may lead to additional regulatory requirements. Refer to Operational Risk Factor “e.” below for additional discussion on climate change regulation risks.

We are subject to laws and requirements related to the treatment and protection of personal, sensitive and/or other regulated data in the jurisdictions where we operate. Various governments, agencies and regulatory organizations have enacted or are considering new rules and regulations and we expect to continue to incur costs to comply with these rules and regulations. In the course of doing business, we collect guest, team member, company and other third-party data, including personal and other sensitive data.

Our operations subject us to potential liability under anti-money laundering and anti-corruption laws and regulations. We may also be affected by economic sanctions, trade protection laws, policies and other regulatory requirements affecting trade and investment.

We are subject to compliance with tax laws, regulations and treaties in the jurisdictions in which we are incorporated or operate. These tax laws, regulations and treaties are subject to change at any time, which may result in substantially higher tax expense. For example, the OECD’s multi-jurisdictional inclusive framework is intended to address the tax challenges arising from globalization, which includes the establishment of a minimum 15% tax rate for multinational enterprises. A number of countries, including the UK and EU member states, have agreed to adopt the OECD’s minimum tax rules and several countries, including the UK, have already implemented these rules. The phased implementation of these rules is expected to begin for our fiscal year 2025, with limited impact for us before 2026. The application of these rules continues to evolve, and its outcome may alter our tax obligations in certain countries in which we operate. Other changes in domestic and international tax rules and regulations and their application could also alter our tax obligations.

e. Factors associated with climate change, including evolving and increasing regulations, increasing global concern about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business.
Growing concerns regarding climate change have resulted in increased global regulatory focus on GHG and other emissions which may have material impacts on our business. Refer to XIX. Governmental Regulations for additional discussion of recent developments related to Maritime Regulations, Greenhouse Gas Emissions and EU Regulations. Fossil fuels are currently the only viable option for our industry and it is not clear when alternative fuels or other technologies will be commercially viable. To provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply challenges that must be resolved before viability is reached. Climate change-related regulatory activity and developments that require us to reduce our emissions, which includes both the EU regulations and IMO Strategy (refer to XIX. Governmental Regulations), may individually or collectively have a material impact on our business and financial results by requiring us to make capital investments in new equipment or technologies, pay for emissions, purchase carbon offset credits, or otherwise incur additional costs or take additional actions related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs. Regulatory developments may also result in the inability to operate ships that do not meet certain standards, the acceleration of the removal of less fuel-efficient ships from our fleet and impact the resale value of our ships in the future. In addition, regulatory developments may restrict or limit our access to certain destinations and/or countries or impact our freedom to operate. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted or their ultimate impact on our business.

Growing recognition among consumers globally of the negative effects of climate change and the impact of GHG and other emissions may lead to material changes in consumer preferences. For instance, our guests may choose a vacation option that they perceive as operating in a manner that is more sustainable for the climate, seek alternative methods of travel, or reduce the amount and frequency of their travel. In addition, some environmental focused groups have and may continue to generate negative publicity regarding the environmental impact of the cruise industry and are advocating for more stringent oversight and regulation of our industry, including of ship emissions while the ship is docked and at sea. Environmental scrutiny of our operations and the industry from the investment community, other stakeholders, and the media have impacted and may continue to impact how we are perceived, which may have a material impact on our operations and financial results. Certain climate-related actions and investments we make today may not lead us to our intended future emissions related goals or may not be favorably perceived in future years based on continuing evolving regulations and perceptions around effective emissions mitigation strategies and technologies.

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

f. Inability to meet or achieve our targets, goals, aspirations, initiatives, and our public statements and disclosures regarding them, including those that are related to sustainability matters, may expose us to risks that may adversely impact our business.

We have developed and will continue to establish targets, goals, aspirations, and other objectives, including those related to sustainability matters (“sustainability objectives”). These statements reflect our current plans and do not constitute a guarantee that they will be achieved. With respect to our sustainability objectives, our efforts to research, establish, accomplish, and accurately report on these objectives expose us to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business. Our ability to achieve any of our stated sustainability objectives, particularly with respect to our environmental emissions aspirations, is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include the availability and costs of low- or non-GHG emission energy sources and technology, evolving regulatory requirements affecting sustainability standards or disclosures, the availability of future financing and the availability of suppliers that can meet our sustainability standards.

Our business may face increased scrutiny from our guests, our team members, the investment community, governments, regulators, destinations and other stakeholders that we serve related to our sustainability activities, including the sustainability objectives that we adopt, our methodologies and timelines for pursuing them and our ability to document and support the achievement of those objectives. If our sustainability practices do not meet, or are perceived to fall short of, the expectations of our guests, team members, investors or other stakeholders, demand for cruising, our reputation, our ability to attract or retain team members, and our attractiveness as an investment could be negatively impacted. In addition, governments may restrict or limit our access to ports and destinations for which there is high guest demand. Similarly, our failure or perceived failure to pursue, meet or fulfill our targets, goals, aspirations, and other objectives (including sustainability objectives) within the timelines we announce, or at all, could have the same negative impacts as well as expose us to government enforcement actions and private litigation.

g. Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to reputational damage.

We have been and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems. Breach or circumvention of our systems or the systems of third parties, including by ransomware or malware, through vulnerabilities in licensed software or hardware, or as a result of other attacks, has led to and may continue to lead to disruptions in our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation; reputational damage; and misuse or corruption of critical data and proprietary information, any of which could be material. Additionally, we may rely on third parties in helping us to implement and manage our cyber security risk management processes. Any measures that we take and such third parties take to avoid, detect, mitigate or recover from material cyber security threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.

Our offices, information technology operations, system networks and various remote work locations may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis and typhoons) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs and serve our guests, depends on the reliability of our information technology operations and system networks, as well as our ability to refine and update to more advanced systems and technologies. In addition, we may be unable to obtain appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, or a failure, disruption or obsolescence in the technology that we do adopt, could have adverse effects on our business.

h. The loss of key team members, our inability to recruit or retain qualified shoreside and shipboard team members and increased labor costs could have an adverse effect on our business and results of operations.

Our success depends, in large part, on the skills and contributions of our team members, and on our ability to recruit, develop and retain high quality, diverse team members. We may not be successful in recruiting, developing or retaining key or other highly qualified team members. In addition, high-GHG emission industries may become a less attractive employment opportunity. At times we have and may in the future experience difficulty in hiring sufficient qualified team members, due to general macroeconomic factors and/or increasingly competitive labor markets.

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

We have been and may continue to be impacted, by economic, market and political conditions around the world, regulatory requirements including climate-induced regulations, supply disruptions and related infrastructure needs, which make it difficult to predict the future price and availability of fuel. The supply and availability of different fuel types in various markets in which we operate have experienced increased volatility and have led to increased fuel prices and reduced profitability. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, such as those resulting from increases in the price of fuel, would increase our guests’ overall vacation costs and could reduce demand for cruises, as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark. Refer to Operational Risk Factor “e.” for additional discussion on the impact of climate change and regulation changes on fuel costs.

j. We rely on supply chain vendors who are integral to the operations of our businesses. These vendors and service providers may be unable to deliver on their commitments, which could negatively impact our business.

We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver quality goods at the location and time needed could negatively impact our ability to operate our business. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems. In addition, global events in recent years have resulted in widespread global supply chain disruptions to vendors including critical supply chain shortages, labor shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.

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

We may be impacted by increases in capacity in the cruise and land-based vacation industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. We face competition from other cruise brands on the basis of overall experience, destinations, types and sizes of ships and cabins, travel agent partner preferences and value. We also compete with land-based vacation alternatives throughout the world on the basis of overall experience, destinations and value. In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism and in certain destinations, countermeasures to limit the number of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise guests. Potential restrictions in ports and destinations could limit the itinerary and destination options we can offer our guests going forward.

m. Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.

There are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships, which may limit our ability to meet our capacity growth objectives. In addition, we may be impacted by unforeseen events, such as work stoppages, supply chain issues, insolvencies, “force majeure” events or other financial difficulties experienced by shipyards, their subcontractors and our suppliers. This may result in less shipyard availability resulting in delays or preventing the delivery of our ships under construction and/or the completion of the repair, maintenance or refurbishment of our existing ships. This may lead to potential delays or cancellations of cruises. Additionally, the prices of various commodities that are used in the construction of ships and for repair, maintenance and refurbishment of existing ships, such as steel, are subject to volatility which may increase our costs.

Financial Risk Factors

a. We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors, including those beyond our control, and we may not be able to generate cash required to service our debt and sustain our operations.

Our ability to meet our debt service obligations, refinance our debt or sustain our business needs and operations depends on our future operating and financial performance and our ability to generate cash. This will be affected by our ability to successfully continue to execute on our business strategy, which if unsuccessful, would negatively impact the occupancy levels and pricing of our cruises. Our future performance is also impacted by general macroeconomic, financial, geopolitical, competitive, regulatory and other factors beyond our control such as inflation, higher fuel prices, higher taxes and higher interest rates. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot make assurances that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to Liquidity, Financial Condition and Capital Resources.

b. Our substantial debt could adversely affect our financial health and operating flexibility.

We have a substantial amount of debt, significant debt service obligations and related covenant restrictions. Despite our leverage, we may incur more debt, subject to certain restrictions, in the future. Our substantial debt has had and could continue to have important negative consequences for us. Our substantial debt could, among other things:

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
•limit our ability to pay dividends or distributions on or redeem or repurchase capital stock and make other restricted payments;
•place us at a disadvantage compared to others that have less debt;
•make us more vulnerable to downturns in our business, the economy or the industry in which we operate;

•limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes;
•restrict us from introducing new technologies or exploiting business opportunities;
•make it difficult for us to satisfy our obligations with respect to our debt; and
•expose us to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.

Certain of our indebtedness accrues interest at variable rates, which subjects us to interest rate volatility with respect to such instruments and could cause our debt service obligations to increase significantly. If we breach the covenants or restrictions in our debt instruments, we could be in default under the terms of certain of our debt instruments and may be required to seek covenant amendments or the relevant creditors could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable (or cancel any unfunded commitments, if applicable) and proceed against the collateral, if any, securing that debt. Borrowings under our other debt instruments that contain cross-default provisions may also be accelerated or become payable on demand, and our assets may not be sufficient to repay such indebtedness in full.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2023, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/18	Own/Lease	Carnival Corporation & plc and Carnival Cruise Line
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	AIDA
Genoa, Italy	204/46	Own/Lease	Costa
Seattle, WA, U.S.A.	175	Lease	Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, Cunard and P&O Cruises (UK)
Santa Clarita, CA, U.S.A.	113	Lease	Princess Cruises
Hamburg, Germany	70	Lease	AIDA
Fort Lauderdale, FL, U.S.A.	61	Lease	Princess Cruises
Sydney, NSW, Australia	26	Lease	P&O Cruises (Australia)

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I, Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, exclusive islands, hotels, and lodges.

Item 3.    Legal Proceedings.

The legal proceedings described in Note 6 – “Contingencies”, including those described under “COVID-19 Actions,” are shown in Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

On June 20, 2022, Princess Cruises notified the Australian Maritime Safety Authorization (“AMSA”) and the flag state, Bermuda, regarding approximately six cubic meters of comminuted food waste (liquid biodigester effluent) inadvertently released by Coral Princess inside the Great Barrier Reef Marine Park. On June 23, 2022, the UK P&I Club N.V. provided a letter of undertaking for approximately $1.9 million (being the estimated maximum combined penalty). On May 31, 2023, we received a summons from the Australia Federal Prosecution Service indicating that formal charges are being pursued against Princess Cruises and the Captain of the vessel. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.    Market Information

Carnival Corporation common stock, together with paired trust shares of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share of Carnival plc, is traded on the NYSE under the symbol “CCL.” Carnival plc ordinary shares trade on the London Stock Exchange under the symbol “CCL.” Carnival plc American Depositary Shares (“ADSs”), each one of which represents one Carnival plc ordinary share, are traded on the NYSE under the symbol “CUK.” The depositary for the ADSs is JPMorgan Chase Bank, N.A.

B.    Holders

As of January 11, 2024, there were 2,699 holders of record of Carnival Corporation common stock and 28,977 holders of record of Carnival plc ordinary shares and 414 holders of record of Carnival plc ADSs.

C.    Dividends

We do not expect to pay dividends on Carnival Corporation common stock and Carnival plc ordinary shares for at least the next few years.

D.    Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is shown in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K.

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

5-Year Cumulative Total Returns

$250
$200
$150
$100
$50
$0
DOLLARS
2018
2019
2020
2021
2022
2023
Carnival Corporation Common Stock
Dow Jones Recreational Index
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2018 Assumes Dividends Reinvested Years Ended November 30,
	2018	2019	2020	2021	2022	2023
Carnival Corporation Common Stock	$100	$78	$35	$31	$17	$26
Dow Jones Recreational Index	$100	$98	$62	$64	$50	$64
FTSE 100 Index	$100	$112	$98	$115	$128	$131
S&P 500 Index	$100	$116	$136	$174	$158	$180

Carnival plc

The following graph compares the Price Performance of $100 invested in Carnival plc ADSs, each representing one ordinary share of Carnival plc, with the Price Performance of $100 invested in each of the indexes noted below. The Price Performance is calculated in the same manner as previously discussed.

5-Year Cumulative Total Returns
DOLLARS
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Carnival plc ADS
Dow Jones Recreational Index
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2018 Assumes Dividends Reinvested Years Ended November 30,
	2018	2019	2020	2021	2022	2023
Carnival plc ADS	$100	$75	$31	$29	$16	$24
Dow Jones Recreational Index	$100	$98	$62	$64	$50	$64
FTSE 100 Index	$100	$112	$98	$115	$128	$131
S&P 500 Index	$100	$116	$136	$174	$158	$180

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. During the three months ended November 30, 2023, there were no sales or repurchases under the Stock Swap Program. During the three months ended November 30, 2023, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased.

II. Carnival plc Shareholder Approvals

Annual shareholder approval is required for Carnival plc to buy back its ordinary shares. The existing shareholder approval is limited to a maximum of 18.6 million ordinary shares of Carnival plc and expires at the conclusion of the Carnival plc 2024 Annual General Meeting or July 20, 2024, whichever is earlier. We also treat purchases of Carnival plc ordinary shares by Carnival Corporation or Carnival Investments Limited under the Stock Swap Program as if they were made by Carnival plc under the Carnival plc share buyback authority.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2023 Executive Overview

We consistently set records and achieved other significant milestones during this past year, including:

•Full year revenues hit an all-time high of $21.6 billion.
•For the first time since the resumption of guest cruise operations, net income was positive during the third quarter, generating $1.07 billion.
•We entered 2024 with our best booked position on record, for both price and occupancy.
•Total customer deposits for each quarter throughout 2023 consistently surpassed the previous quarterly records.
•We reduced our debt balance by $4.6 billion from its peak in the first quarter of 2023 and ended the year with $5.4 billion of liquidity.

The strengthening demand environment across all our brands contributed to our revenue growth as we drove improvements in ticket prices while closing the double-digit occupancy gap from the start of the year and reaching historical occupancy levels for the second half of 2023.
We believe our advertising investments and other demand generation efforts during the past 18 months have successfully elevated awareness and consideration for our brands, leading to record booking levels and revenue results. In addition, these efforts enabled us to attract more new-to cruise and more new-to brand guests compared to 2019. We are building momentum in closing the value gap to land-based alternatives, capturing over 3.5 million new-to cruise guests in 2023 and remain well-positioned to take share from land-based alternatives.
We continue to take actions to further stimulate demand and maintain our momentum through 2024 and beyond. We are focused on ongoing improvements across the commercial space as we further rollout advancements to our yield management tools and lead generation techniques, continue to invest in sales and sales support, and build on already strong relationships with our trade partners. This is complemented by our strategy to pull forward the sale of onboard items through bundled product offerings and pre-cruise sales.
We are also not losing sight of our expense base, as we have worked to mitigate the impacts of a high inflation environment by leveraging our scale through cost optimization initiatives. We have made investments that we expect to increase our cost efficiencies in the future, including successfully installing SpaceX's Starlink, next generation internet across our fleet, which is expected to drive more than a 20% reduction in cost per megabit in 2024. In addition, we expect it will increase our bandwidth pipeline, resulting in both improved guest experience and higher onboard revenues. We also launched Maritime Asset Strategy Transformation (“MAST”), a centralized system developed to optimize equipment and machinery management across our brands and our fleet.

During 2023, we continued to work aggressively to reduce our environmental footprint and fuel consumption. Our deep commitment resulted in industry-leading fuel efficiency and a more than 10% reduction in absolute GHG emissions compared to our peak year of 2011, despite capacity growth of 30% over the same period. We also exceeded our shore power capability goal and our fleet now has twice as many ships ready to plug into shore power as there are ports currently able to provide it.

As a result of our fleet optimization efforts, our fleet is now one year younger than prior to pausing our guest cruise operations four years ago. During 2023 alone we benefited from the introduction of three fantastic new ships including Carnival Celebration and Arvia, leveraging the scale of our popular and exceptionally efficient series of excel-class ships, and Seabourn Pursuit, our second luxury expedition ship. In addition, Carnival Cruise Line welcomed Carnival Venezia, which was transferred from Costa, becoming the first ship as part of Carnival’s Fun Italian Style™ platform. We will continue to optimize our brand portfolio by transferring Costa Firenze to Carnival Cruise Line in 2024.

We also made meaningful progress in other strategic asset projects. We began construction on Celebration Key in Grand Bahama, which will be the largest and closest exclusive destination in our portfolio. While not expected to open until summer 2025, we have begun generating consumer awareness and excitement around this fantastic upcoming destination. We also started the process for a significant upsize in guest traffic at Half Moon Cay, our exclusive and beautiful pristine island destination in The Bahamas, with the creation of a pier-side berth that can accommodate our largest vessels. In addition, we commenced work with our Grand Bahama Shipyard partners on the construction of two floating docks, one of which will have the largest lifting capacity in the world. Together, these strategic investments are expected to significantly benefit us by helping to reduce travel time, further reducing our fuel consumption and preserving ship revenue days.

Our significantly improved 2023 cash from operations enabled us to notably reduce the substantial debt balance incurred during the pause of guest cruise operations. In 2023, we made sizeable debt prepayments and ended the year with over $5 billion of liquidity. Looking forward, we expect to continue to strategically refinance and prepay debt, leveraging our improving operating cash flow and the return of substantially all of the remaining credit card reserves during the first quarter of 2024.

In addition, with nearly two-thirds of 2024 on the books already, we are well positioned to achieve another year of record revenues. This, combined with excess liquidity, is expected to enable us to continue actively managing down debt and reducing interest expense, leaving us on our path back to achieving investment grade credit ratings and higher return on invested capital.

This has been a truly remarkable year, and we have come a long way in an incredibly short amount of time. We delivered unforgettable happiness to over 12 million guests this year and look forward to continuing to provide our guests with extraordinary cruise vacations in 2024, while honoring the integrity of every ocean we sail, place we visit and life we touch.

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

Liquidity and Other Uncertainties

We make several critical accounting estimates with respect to our liquidity.

As part of our liquidity management, we rely on estimates of our future liquidity, which includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity consist of:

•Expected increases in revenue in 2024 as compared to 2023
•Expected prepayment of debt
•Continued stabilization of inflationary pressures on costs compared to 2023
•Fuel prices at or around November 2023 year-end prices

In addition, we make certain assumptions about new ship deliveries, improvements on existing ships as well as other capital expenditures, removals of existing ships, and consider the future export credit financings that are associated with the new ship deliveries.

We have a substantial debt balance incurred during the pause in guest cruise operations and require a significant amount of liquidity or cash provided by operating activities to service our debt. We will continue to pursue various opportunities to refinance future debt maturities to extend maturity dates and reduce interest expense by repaying some of our existing indebtedness.

Ship Accounting

We make several critical accounting estimates with respect to our ship accounting including ship improvement costs, estimated useful lives and residual values.

We account for ship improvement costs, including replacements of certain significant components and parts, by capitalizing those costs that we believe add value to our ships and have a useful life greater than one year and depreciating those improvements over their estimated remaining useful life. The costs of repairs and maintenance, including those incurred when a ship is taken out-of-service for scheduled maintenance, and minor improvement costs and expenses, are charged to expense as incurred. If we change our assumptions in making our determinations as to whether improvements to a ship add value, the amounts we expense each year as repair and maintenance expense could increase, which would be partially offset by a decrease in depreciation expense, resulting from a reduction in capitalized costs.

In addition, the specifically identified or estimated cost and accumulated depreciation of previously capitalized ship components are written-off upon retirement, which may result in a loss on disposal that is also included in other operating expenses. We do not have cost segregation studies performed to specifically componentize our ships. In addition, since we do not separately componentize our ships, we do not identify and track depreciation of original ship components. Therefore, we typically have to estimate the net book value of components that are retired, based primarily upon their replacement cost, their age and their original estimated useful lives. Given the large size and complexity of our ships, ship accounting estimates require considerable judgment and are inherently uncertain.

In order to compute our ships’ depreciation expense, we apply judgment to determine their useful lives as well as their residual values. We have estimated our ships’ useful lives at 30 years and residual values at 15% of our original ship cost. Our ships’ useful life and residual value estimates take into consideration the estimated weighted-average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. We also take into consideration the impact of technological changes, historical useful lives of similarly-built ships, long-term cruise and vacation market conditions and regulatory changes, including those related to the environment and climate change. We determine the residual value of our ships based on our long-term estimates of their resale value at the end of their useful lives to us but before the end of their physical and economic lives to others, historical resale values of our and other cruise ships as well as our expectations of the long-term viability of the secondary cruise ship market. We review estimated useful lives and residual values for reasonableness whenever events or circumstances significantly change. Since the pause of our guest cruise operations, we have disposed of ships for amounts significantly below their book values. Management has estimated that this trend will normalize in the coming years.

The IMO recently adopted its 2023 Strategy on Reduction of GHG Emissions from Ships that would require international shipping to reduce total GHG emissions on a well-to-wake basis to net zero by or around 2050. In addition, the framework introduces checkpoints in 2030 and 2040 that seek reductions in the total GHG emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The EU has also proposed several regulations that will likely impact the cost of fossil fuels and has recently adopted the inclusion of maritime shipping in the EU’s Emission Trading System. We have established Climate Action Goals, which include a GHG intensity reduction goal of 20% by 2030 from the 2019 baseline and pursuing net zero emissions by 2050. Given a 30-year estimated useful life for our ships, our most recently delivered vessels’ lives will extend beyond this 2050 date. Fossil fuels are currently the only viable option for our industry and it is not clear when alternative fuels or other technologies will be commercially viable. To provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply challenges that must be resolved before viability is reached. We are closely monitoring technology developments and partnering with key organizations on research and development to support our sustainability goals and aspirations. Our fleet’s engines are capable of being modified for use with certain alternative fuels and we have completed tests on the use of marine biofuel blends on certain ships in our fleet. In addition, and in support of our Climate Action Goals, we invest in technologies, including the use of LNG powered cruise ships, the installation of Advanced Air Quality Systems on board our ships to aid in the reduction of sulfur emissions, the use of shore power, enabling ships to use shoreside electric power where available while in port and various other efficiency related upgrades intended to reduce our emissions. It is uncertain how recently adopted, proposed and possible future regulatory changes related to the environment and climate change and our pursuit of net zero emissions by 2050, may impact our ships’ useful lives and residual values and the impact is dependent on future regulatory actions and technological advances. As of November 30, 2023, management concluded that there were no changes in our ship useful lives and residual value estimates.

If materially different conditions existed, or if we materially changed our assumptions of ship useful lives and residual values, then our depreciation expense, loss on retirement of ship components and net book value of our ships would be materially different. Our 2023 ship depreciation expense would have increased by approximately:

•$49 million assuming we had reduced our estimated 30-year ship useful life estimate by one year at the time we took delivery or acquired each of our ships
•$245 million assuming we had estimated our ships to have no residual value

We believe that the estimates we made for ship accounting purposes are reasonable and our methods are consistently applied in all material respects and result in depreciation expense that is based on a rational and systematic method to equitably allocate the costs of our ships to the periods during which we use them.

Valuation of Ships

Impairment reviews of our ships require us to make significant estimates. We evaluate ship asset impairments at the individual ship level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We review our ships for impairment whenever events or circumstances indicate that the carrying value of a ship may not be recoverable. If estimated future cash flows are less than the carrying value of a ship, an impairment charge is recognized to the extent its carrying value exceeds its estimated fair value. Where estimated future cash flows are used to estimate the recoverable value of a ship, the cash flows include estimated regulatory costs, including those related to proposed regulations, which are likely to impact costs and capital expenditures, including those expected to meet our 2030 Climate Action Goals.

The estimation of a ship’s fair value includes numerous assumptions that are subject to various risks and uncertainties. The principal assumption used in determining the fair value of these ships was the estimated sales proceeds.

We determined the fair value of these ships based on their respective estimated selling values, for those ships expected to be disposed of, or estimated discounted future cash flows and comparable market transactions. Refer to our consolidated financial statements for additional discussion of our property and equipment policy and ship impairment reviews.

We believe that we have made reasonable estimates.

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

Known Trends and Uncertainties

•We believe the volatility in the cost of fuel and increases in other related costs are reasonably likely to continue to impact our profitability in both the short and long-term.
•We believe inflation and interest rates are reasonably likely to continue to impact our profitability.
•We believe a global minimum tax could affect us in 2026, with the potential for a one-year deferral. Prior to any mitigating actions, we believe the annual impact could be approximately $200 million. We continue to evaluate the impact of these rules and are currently evaluating a variety of mitigating actions to minimize the impact. The application of the rules continues to evolve, and its outcome may alter our tax obligations in certain countries in which we operate.
•We believe the increasing global focus on climate change, including the reduction of GHG emissions and new and evolving regulatory requirements, is reasonably likely to have a material negative impact on our future financial results. We became subject to the EU Emission Trading Scheme (“ETS”) on January 1, 2024, which includes a three-year phase-in period. We estimate the impact in 2024 to be approximately $51 million based on a European Union Allowance cost of $75 per metric ton of emissions. Refer to XIX. Governmental Regulations.
•We believe that the instability in the Red Sea region currently impacting shipping could have an impact on our results of operations.

Results of Operations

We have historically earned substantially all of our cruise revenues from the following:

•Sales of passenger cruise tickets and, in some cases, the sale of air and other transportation to and from airports near our ships’ home ports and cancellation fees. We also collect fees, taxes and other charges from our guests. The cruise ticket price typically includes the following:

•Accommodations
•Most meals, including snacks at numerous venues
•Access to amenities such as swimming pools, water slides, water parks, whirlpools, a health club and sun decks
•Child care and supervised youth programs
•Entertainment, such as theatrical and comedy shows, live music and nightclubs
•Visits to multiple destinations

•Sales of onboard goods and services not included in the cruise ticket price. This generally includes the following:

• Beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

These goods and services are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2023, we earned 34% of our cruise revenues from onboard and other revenue goods and services.

We earn our tour and other revenues from our hotel and transportation operations and other revenues.

We incur cruise operating expenses for the following:

•The costs of passenger cruise bookings, which include travel agent commissions, cost of air and other transportation, port fees, taxes, and charges that directly vary with guest head counts and credit and debit card fees

•Onboard and other cruise costs, which include the costs of beverage sales, costs of shore excursions, costs of retail sales, internet and communication costs, credit and debit card fees, other onboard costs, costs of cruise vacation protection programs and pre- and post-cruise land packages

•Payroll and related costs, which include the costs of officers and crew in bridge, engineering and hotel operations. Substantially all costs associated with our shoreside personnel are included in selling and administrative expenses

•Fuel costs, which include fuel delivery costs

•Food costs, which include both our guest and crew food costs

•Other ship operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; gains and losses on ship sales; ship impairments; freight and logistics; insurance premiums and all other ship operating expenses

We incur tour and other costs and expenses for our hotel and transportation operations and other expenses.

Statistical Information

	Years Ended November 30,
	2023	2022	2021
Passenger Cruise Days (“PCDs”) (in millions) (a)	91.4	54.6	8.2
Available Lower Berth Days (“ALBDs”) (in millions) (b)	91.3	72.5	14.6
Occupancy percentage (c)	100%	75%	56%
Passengers carried (in millions)	12.5	7.7	1.2

Fuel consumption in metric tons (in millions)	2.9	2.6	1.3
Fuel consumption in metric tons per thousand ALBDs	32.1	36.1	(d)
Fuel cost per metric ton consumed	$701	$830	$515

Currencies (USD to 1)
AUD	$0.66	$0.70	$0.75
CAD	$0.74	$0.77	$0.80
EUR	$1.08	$1.06	$1.19
GBP	$1.24	$1.25	$1.38

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

2023 Compared to 2022

The discussion below compares the results of operations for the year ended November 30, 2023 to the year ended November 30, 2022. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For a comparison of the Company’s results of operations for the year ended November 30, 2022 to the year ended November 30, 2021, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, which was filed with the U.S. Securities and Exchange Commission on January 27, 2023.

Results of Operations

Consolidated
	Years Ended November 30,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$14,067	$7,022	$7,045
Onboard and other	7,526	5,147	2,380
	21,593	12,168	9,425
Operating Expenses
Commissions, transportation and other	2,761	1,630	1,131
Onboard and other	2,375	1,528	847
Payroll and related	2,373	2,181	192
Fuel	2,047	2,157	(110)
Food	1,335	863	472
Ship and other impairments	—	440	(440)
Other operating	3,426	2,958	467
Cruise and tour operating expenses	14,317	11,757	2,560

Selling and administrative	2,950	2,515	435
Depreciation and amortization	2,370	2,275	95
	19,637	16,547	3,090
Operating Income (Loss)	1,956	(4,379)	6,335
Nonoperating Income (Expense)
Interest income	233	74	159
Interest expense, net of capitalized interest	(2,066)	(1,609)	(457)
Gains (losses) on debt extinguishment, net	(111)	(1)	(110)
Other income (expense), net	(75)	(165)	90
	(2,018)	(1,701)	(317)
Income (Loss) Before Income Taxes	$(62)	$(6,080)	$6,018

NAA
	Years Ended November 30,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$9,122	$4,692	$4,430
Onboard and other	5,466	3,589	1,877
	14,588	8,281	6,307

Operating Expenses	9,587	7,526	2,061
Selling and administrative	1,753	1,517	236
Depreciation and amortization	1,495	1,408	88
	12,836	10,451	2,385
Operating Income (Loss)	$1,752	$(2,170)	$3,922

Europe
	Years Ended November 30,
(in millions)	2023	2022	Change
Revenues
Passenger ticket	$5,004	$2,660	$2,344
Onboard and other	1,531	872	659
	6,535	3,531	3,003

Operating Expenses	4,398	3,925	474
Selling and administrative	876	745	131
Depreciation and amortization	668	692	(24)
	5,942	5,361	581
Operating Income (Loss)	$593	$(1,830)	$2,423

During the pause in our guest cruise operations, we incurred substantial debt and require a significant amount of cash to service our debt. Our ability to generate cash will be affected by general macroeconomic, financial, geopolitical, competitive, regulatory and other factors beyond our control. The full extent of these impacts is uncertain and may be amplified by our substantial debt balance.

Revenues

Consolidated

Cruise passenger ticket revenues made up 65% of our total revenues in 2023 while onboard and other revenues made up 35%. Revenues for the year ended November 30, 2023 increased by $9.4 billion to $21.6 billion from $12.2 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. ALBDs increased to 91.3 million in 2023 as compared to 72.5 million in 2022. Occupancy for 2023 was 100%, compared to 75% in 2022.

NAA Segment

Cruise passenger ticket revenues made up 63% of our NAA segment’s total revenues in 2023 while onboard and other cruise revenues made up 37%. NAA segment revenues for 2023 increased by $6.3 billion to $14.6 billion from $8.3 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. ALBDs increased to 56.4 million in 2023 as compared to 44.3 million in 2022. Occupancy for 2023 was 103% compared to 82% in 2022.

Europe Segment

Cruise passenger ticket revenues made up 77% of our Europe segment’s total revenues in 2023 while onboard and other cruise revenues made up 23%. Europe segment revenues for 2023 increased by $3.0 billion to $6.5 billion from $3.5 billion in 2022 due to the significant increase of ships in service and considerably higher occupancy levels in 2023 as compared to 2022. ALBDs increased to 34.9 million in 2023 as compared to 28.2 million in 2022. Occupancy for 2023 was 95% compared to 65% in 2022.

Operating Expenses

Consolidated

Operating expenses increased by $2.6 billion to $14.3 billion in 2023 from $11.8 billion in 2022. These increases were driven by our resumption of guest cruise operations, an increase of ships in service and considerably higher occupancy levels.

Fuel costs decreased by $0.1 billion to $2.0 billion in 2023 from $2.2 billion in 2022. $0.4 billion of this decrease was caused by lower fuel prices and changes in fuel mix of $129 per metric ton consumed in 2023 compared to 2022, partially offset by higher fuel consumption due to the resumption of guest cruise operations.

We did not recognize ship and other impairment charges in 2023 compared to $440 million recognized in 2022.

Selling and administrative expenses increased by $0.4 billion to $2.9 billion in 2023 from $2.5 billion in 2022. This increase was caused by increases in advertising costs and administrative expenses incurred as part of our resumption of guest cruise operations, which includes an increase in incentive compensation reflecting expected improvements in the company’s current and long-term performance.

The drivers in changes in costs and expenses for our NAA and Europe segments are the same as those described for our consolidated results.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, increased by $0.5 billion to $2.1 billion in 2023 from $1.6 billion in 2022. The increase was caused by a higher average interest rate in 2023 compared to 2022, partially offset by a decrease in total debt.

Debt extinguishment and modification costs were $111 million in 2023 as a result of debt transactions during the year compared to $1 million in 2022.

Liquidity, Financial Condition and Capital Resources

As of November 30, 2023, we had $5.4 billion of liquidity including $2.4 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024. In February 2023, Carnival Holdings II entered into the $2.1 billion New Revolving Facility, which may be utilized beginning in August 2024, at which date it will replace our Revolving Facility. We will continue to pursue various opportunities to refinance future debt maturities to extend maturity dates and reduce interest expense by repaying some of our existing indebtedness. Refer to Note 5 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $6.2 billion as of November 30, 2023 compared to a working capital deficit of $3.1 billion as of November 30, 2022. The increase in working capital deficit was caused by a decrease in cash and cash equivalents and restricted cash and an increase in customer deposits, partially offset by an increase in prepaid expenses and a decrease in short-term borrowings and the current portion of long-term debt. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.1 billion and $4.9 billion of customer deposits as of November 30, 2023 and 2022, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Sources and Uses of Cash

Operating Activities

Our business provided $4.3 billion of net cash flows from operating activities during 2023, an increase of $6.0 billion, compared to $1.7 billion used in 2022. This was caused by a decrease in the net loss compared to the same period in 2022 and other working capital changes.

Investing Activities

During 2023, net cash used in investing activities was $2.8 billion. This was driven by:
•Capital expenditures of $1.9 billion for our ongoing new shipbuilding program
•Capital expenditures of $1.4 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships and other of $340 million

During 2022, net cash used in investing activities was $4.8 billion. This was driven by:
•Capital expenditures of $3.9 billion for our ongoing new shipbuilding program
•Capital expenditures of $1.1 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships and other of $70 million
•Purchases of short-term investments of $315 million
•Proceeds from maturity of short-term investments of $515 million

Financing Activities

During 2023, net cash used in financing activities of $5.1 billion was driven by:
•Repayments of $200 million of short-term borrowings
•Repayments of $5.9 billion of long-term debt and refinancing of $1.8 billion of long-term debt to extend maturities
•Issuances of $3.0 billion of long-term debt
•Debt issuance costs of $131 million
•Debt extinguishment costs of $79 million
•Proceeds from issuance of $22 million of Carnival Corporation common stock and purchases of $20 million of Carnival plc ordinary shares under our Stock Swap Program

During 2022, net cash provided by financing activities of $3.6 billion was caused by:
•Net repayments of short-term borrowings of $2.6 billion
•Repayments of $2.1 billion of long-term debt

•Debt issuance costs of $153 million
•Issuances of $7.2 billion of long-term debt
•Net proceeds of $1.2 billion from the public offering of Carnival Corporation common stock
•Proceeds from issuance of $95 million of Carnival Corporation common stock and purchases of $87 million of Carnival plc ordinary shares under our Stock Swap Program

For the Company’s cash flow activities for the fiscal year ended November 30, 2021, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, which was filed with the U.S. Securities and Exchange Commission on January 27, 2023.

Material Cash Requirements

	Payments Due by
(in millions)	2024	2025	2026	2027	2028	Total
Debt (a)	$3,883	$3,844	$4,628	$7,487	$9,755	$29,597
Newbuild capital expenditures (b)	2,437	958	—	—	—	3,395
Total	$6,320	$4,802	$4,628	$7,487	$9,755	$32,992

(a)Includes principal as well as estimated interest payments and does not include the impact of any future possible refinancings. Excludes undrawn export credits.
(b)As of November 30, 2023, we have committed undrawn export credit facilities of $3.0 billion which fund a portion of our newbuild contractual commitments.

Funding Sources

As of November 30, 2023, we had $5.4 billion of liquidity including $2.4 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024. In February 2023, Carnival Holdings II entered into the $2.1 billion New Revolving Facility, which may be utilized beginning in August 2024, at which date it will replace our Revolving Facility. Refer to Note 5 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $3.0 billion of undrawn export credit facilities to fund ship deliveries planned through 2025. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2024	2025
Future export credit facilities at November 30, 2023	$2.3	$0.7

Our export credit facilities contain various financial covenants as described in Note 5 - “Debt.” At November 30, 2023, we were in compliance with the applicable covenants under our debt agreements.

Stock Swap Program

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. During 2023, under the Stock Swap Program, we sold 2.3 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $2 million which were used for general corporate purposes. In addition, during 2023 we sold 0.5 million shares of Carnival Corporation common stock at an average price per share of $9.83, resulting in net proceeds of $5 million. During 2022, we sold 6.0 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $8 million which were used for general corporate purposes. In addition, during 2022 we sold 1.6 million shares of Carnival Corporation common stock at an average price per share of $19.27, resulting in net proceeds of $30 million. During 2021, we sold $8.9 million shares of Carnival Corporation’s common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $19 million. In addition, during 2021 we sold 0.6 million shares of Carnival Corporation common stock at an average price per share of $21.32, resulting in net proceeds of $13 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

Investment Currency Risks

The foreign currency exchange rates were as follows:

	November 30,
USD to 1:	2023	2022
AUD	$0.66	$0.66
CAD	$0.74	$0.74
EUR	$1.10	$1.03
GBP	$1.27	$1.20

If the November 30, 2022 currency exchange rates had been used to translate our November 30, 2023 non-U.S. dollar functional currency operations’ assets and liabilities (instead of the November 30, 2023 U.S. dollar exchange rates), our total assets would have been lower by $1.0 billion and our total liabilities would have been lower by $0.5 billion.

As of November 30, 2023, we have a cross currency swap totaling $670 million which settles through 2024. This cross-currency swap is designated as a hedge of our net investments in foreign operations, which has a euro-denominated functional currency, thus partially offsetting the foreign currency exchange rate risk. Based on a 10% change in the U.S. dollar to euro exchange rate as of November 30, 2023, we estimate that the fair value of this cross-currency swap and offsetting change in U.S. dollar value of our net investments would change by $66 million.

Newbuild Currency Risks

At November 30, 2023, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $3.0 billion and relate to newbuilds scheduled to be delivered through 2025 to non-euro functional currency brands. The functional currency cost of each of these ships will increase or decrease based on changes in the exchange rates until the unhedged payments are made under the shipbuilding contract. We may enter into additional foreign currency derivatives to mitigate some of this foreign currency exchange rate risk. Based on a 1% change in euro to U.S. dollar exchange rates as of November 30, 2023, the remaining unhedged cost of these ships would have a corresponding change of $30 million.

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps was as follows:

November 30, 2023
Fixed rate	62%
EUR fixed rate	18%
Floating rate	5%
EUR floating rate	15%

At November 30, 2023, we had interest rate swaps that have effectively changed $46 million of EURIBOR-based floating rate euro debt to fixed rate euro debt. We also had interest rate swap agreements which effectively changed $2.5 billion at November 30, 2023 of SOFR-based floating rate USD debt to fixed rate USD debt. Based on a 100 basis point change in the market interest rates, our annual interest expense on floating rate debt, including the effect of our interest rate swaps, will change by approximately $60 million.

Item 8.    Financial Statements and Supplementary Data.

CARNIVAL CORPORATION & PLC
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2023

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	Years Ended November 30,
	2023	2022	2021
Revenues
Passenger ticket	$14,067	$7,022	$1,000
Onboard and other	7,526	5,147	908
	21,593	12,168	1,908
Operating Expenses
Commissions, transportation and other	2,761	1,630	269
Onboard and other	2,375	1,528	272
Payroll and related	2,373	2,181	1,309
Fuel	2,047	2,157	680
Food	1,335	863	187
Ship and other impairments	—	440	591
Other operating	3,426	2,958	1,346
Cruise and tour operating expenses	14,317	11,757	4,655
Selling and administrative	2,950	2,515	1,885
Depreciation and amortization	2,370	2,275	2,233
Goodwill impairments	—	—	226
	19,637	16,547	8,997
Operating Income (Loss)	1,956	(4,379)	(7,089)
Nonoperating Income (Expense)
Interest income	233	74	12
Interest expense, net of capitalized interest	(2,066)	(1,609)	(1,601)
Debt extinguishment and modification costs	(111)	(1)	(670)
Other income (expense), net	(75)	(165)	(173)
	(2,018)	(1,701)	(2,433)
Income (Loss) Before Income Taxes	(62)	(6,080)	(9,522)
Income Tax Benefit (Expense), Net	(13)	(14)	21
Net Income (Loss)	$(74)	$(6,093)	$(9,501)
Earnings Per Share
Basic	$(0.06)	$(5.16)	$(8.46)
Diluted	$(0.06)	$(5.16)	$(8.46)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended November 30,
	2023	2022	2021
Net Income (Loss)	$(74)	$(6,093)	$(9,501)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	52	(503)	(118)
Other	(8)	22	53
Other Comprehensive Income (Loss)	44	(481)	(65)
Total Comprehensive Income (Loss)	$(30)	$(6,574)	$(9,567)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	November 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$2,415	$4,029
Restricted cash	11	1,988
Trade and other receivables, net	556	395
Inventories	528	428
Prepaid expenses and other	1,757	652
Total current assets	5,266	7,492
Property and Equipment, Net	40,116	38,687
Operating Lease Right-of-Use Assets, Net	1,265	1,274
Goodwill	579	579
Other Intangibles	1,169	1,156
Other Assets	725	2,515
	$49,120	$51,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$200
Current portion of long-term debt	2,089	2,393
Current portion of operating lease liabilities	149	146
Accounts payable	1,168	1,050
Accrued liabilities and other	2,003	1,942
Customer deposits	6,072	4,874
Total current liabilities	11,481	10,605
Long-Term Debt	28,483	31,953
Long-Term Operating Lease Liabilities	1,170	1,189
Other Long-Term Liabilities	1,105	891
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,250 shares at 2023 and 1,244 shares at 2022 issued	12	12
Carnival plc ordinary shares, $1.66 par value; 217 shares at 2023 and 2022 issued	361	361
Additional paid-in capital	16,712	16,872
Retained earnings	185	269
Accumulated other comprehensive income (loss) (“AOCI”)	(1,939)	(1,982)
Treasury stock, 130 shares at 2023 and 2022 of Carnival Corporation and 73 shares at 2023 and 72 shares at 2022 of Carnival plc, at cost	(8,449)	(8,468)
Total shareholders’ equity	6,882	7,065
	$49,120	$51,703
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended November 30,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(74)	$(6,093)	$(9,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,370	2,275	2,233
Impairments	21	470	834
(Gain) loss on debt extinguishment	98	1	668
(Income) loss from equity-method investments	13	38	129
Share-based compensation	53	101	121
Amortization of discounts and debt issue costs	161	171	172
Noncash lease expense	145	148	140
(Gain) loss on sales of ships	(88)	(7)	(11)
Other	56	65	149
	2,756	(2,832)	(5,067)
Changes in operating assets and liabilities
Receivables	(180)	(171)	(7)
Inventories	(85)	(95)	(63)
Prepaid expenses and other assets	397	(874)	(1,070)
Accounts payable	77	283	206
Accrued liabilities and other	147	341	601
Customer deposits	1,169	1,679	1,291
Net cash provided by (used in) operating activities	4,281	(1,670)	(4,109)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,284)	(4,940)	(3,607)
Proceeds from sales of ships and other property and equipment	340	70	351
Purchase of minority interest	—	(1)	(90)
Purchase of short-term investments	—	(315)	(2,873)
Proceeds from maturity of short-term investments	—	515	2,673
Other	134	(96)	3
Net cash provided by (used in) investing activities	(2,810)	(4,767)	(3,543)
FINANCING ACTIVITIES
Repayments of short-term borrowings	(200)	(2,590)	(293)
Principal repayments of long-term debt	(7,660)	(2,075)	(5,956)
Debt issuance costs	(131)	(153)	(319)
Debt extinguishment costs	(79)	(1)	(545)
Proceeds from issuance of long-term debt	2,961	7,209	13,042
Proceeds from issuance of common stock	5	1,180	1,009
Proceeds from issuance of common stock under the Stock Swap Program	22	95	206
Purchase of treasury stock under the Stock Swap Program	(20)	(87)	(188)
Other	13	(1)	(7)
Net cash provided by (used in) financing activities	(5,089)	3,577	6,949
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	(79)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,601)	(2,940)	(715)
Cash, cash equivalents and restricted cash at beginning of year	6,037	8,976	9,692
Cash, cash equivalents and restricted cash at end of year	$2,436	$6,037	$8,976
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2020	$11	$361	$13,948	$16,075	$(1,436)	$(8,404)	$20,555
Net income (loss)	—	—	—	(9,501)	—	—	(9,501)
Other comprehensive income (loss)	—	—	—	—	(65)	—	(65)
Issuances of common stock, net	—	—	1,009	—	—	—	1,009
Conversion of Convertible Notes	—	—	15	—	—	—	15
Purchases and issuances under the Stock Swap program, net	—	—	206	—	—	(188)	19
Issuance of treasury shares for vested share-based awards	—	—	—	(126)	—	126	—
Share-based compensation and other	—	—	113	—	—	—	113
At November 30, 2021	11	361	15,292	6,448	(1,501)	(8,466)	12,144
Net income (loss)	—	—	—	(6,093)	—	—	(6,093)
Other comprehensive income (loss)	—	—	—	—	(481)	—	(481)
Issuances of common stock, net	1	—	1,178	—	—	—	1,180
Issuance of Convertible Notes	—	—	229	—	—	—	229
Purchases and issuances under the Stock Swap program, net	—	—	95	—	—	(87)	8
Issuance of treasury shares for vested share-based awards	—	—	—	(85)	—	85	—
Share-based compensation and other	—	—	79	(1)	—	—	78
At November 30, 2022	12	361	16,872	269	(1,982)	(8,468)	7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(74)	—	—	(74)
Other comprehensive income (loss)	—	—	—	—	44	—	44
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	79	—	—	(2)	78
At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
The accompanying notes are an integral part of these consolidated financial statements.

(a)We adopted the provisions of Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity on December 1, 2022.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – General

Description of Business

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this 2023 Annual Report as “Carnival Corporation & plc,” “our,” “us” and “we.” The consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries.

We are the largest global cruise company, and among the largest leisure travel companies, with a portfolio of world-class cruise lines – AIDA Cruises, Carnival Cruise Line, Costa Cruises, Cunard, Holland America Line, P&O Cruises (Australia), P&O Cruises (UK), Princess Cruises, and Seabourn.

DLC Arrangement

Carnival Corporation and Carnival plc operate a dual listed company (“DLC”) arrangement, whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as a single economic enterprise with a single senior management team and identical Boards of Directors, but each has retained its separate legal identity. Each company’s shares are publicly traded on the New York Stock Exchange (“NYSE”) for Carnival Corporation and the London Stock Exchange for Carnival plc. The Carnival plc American Depositary Shares are traded on the NYSE.

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

Preparation of Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements. The full extent to which the effects of inflation, higher fuel prices, higher taxes, higher interest rates and fluctuations in foreign currency rates will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships and collectability of trade and notes receivables, will depend on future developments that are uncertain. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from the estimates used in preparing our consolidated financial statements. All material intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include investments with maturities of three months or less at acquisition which are stated at cost and present insignificant risk of changes in value.

Restricted Cash

We consider cash to be restricted when withdrawal or general use is legally restricted. Restricted cash is classified as current or non-current based on the expected timing of our ability to access or use the amounts. The non-current portion is included within other assets.

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

Inventories

Inventories consist substantially of food, beverages, hotel supplies, fuel and retail merchandise, which are all carried at the lower of cost or net realizable value. Cost is determined using the weighted-average or first-in, first-out methods and applied consistently between major categories of inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment charges. We capitalize interest as part of the cost of capital projects incurred during construction. Depreciation is computed using the straight-line method over our estimated useful lives of the assets to a residual value, as a percentage of original cost, as follows:

	Years	Residual Values
Ships	30	15%
Ship improvements	3-30	0%
Buildings and improvements	10-40	0%
Computer hardware and software	2-12	0%
Transportation equipment and other	3-20	0%
Leasehold improvements, including port facilities	Shorter of the remaining lease term or related asset life (3-30)	0%

The cost of ships under construction includes progress payments for the construction of new ships, as well as design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items. Any liquidated damages received from shipyards are recorded as reductions to the cost basis of the ship.

We have a capital program for the improvement of our ships and for asset replacements to enhance the effectiveness and efficiency of our operations; to comply with, or exceed, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability; and to gain strategic benefits or provide improved product innovations to our guests. We account for ship improvement costs, including replacements of certain significant components and parts, by capitalizing those costs we believe add value to our ships and have a useful life greater than one year and depreciating those improvements over their estimated remaining useful life. The costs of repairs and maintenance, including those incurred when a ship is taken out-of-service for scheduled maintenance, and minor improvement costs and expenses, are charged to expense as incurred.

In addition, specifically identified or estimated cost and accumulated depreciation of previously capitalized ship components are written-off upon retirement, which may result in a loss on disposal that is also included in other operating expenses.

We have estimated our ships’ useful lives at 30 years and residual values at 15% of our original ship cost. Our ships’ useful life and residual value estimates take into consideration the estimated weighted-average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. We also take into consideration the impact of technological changes, historical useful lives of similarly-built ships, long-term cruise and vacation market conditions and regulatory changes, including those related to the environment and climate change. We determine the residual value of our ships based on our long-term estimates of their resale value at the end of their useful lives to us but before the end of their physical and economic lives to others, historical resale values of our and other cruise ships as well as our expectations of the long-term viability of the secondary cruise ship market. We review estimated useful lives and residual values for reasonableness whenever events or circumstances significantly change.

We evaluate ship asset impairments at the individual ship level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We review our ships for impairment whenever events or circumstances indicate that the carrying value of a ship may not be recoverable. If estimated future cash flows are less than the carrying value of a ship, an impairment charge is recognized to the extent its carrying value exceeds its estimated fair value.

Leases

Substantially all of our leases for which we are the lessee are operating leases of port facilities and real estate and are included within operating lease right-of-use assets, long-term operating lease liabilities and current portion of operating lease liabilities in our Consolidated Balance Sheets.

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

As most of our leases do not have a readily determinable implicit rate, we estimate the incremental borrowing rate (“IBR”) to determine the present value of lease payments. We apply judgment in estimating the IBR including considering the term of the lease, the currency in which the lease is denominated, and the impact of collateral and our credit risk on the rate.

We amortize our lease assets on a straight-line basis over the lease term.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. We review our goodwill for impairment as of July 31 every year, or more frequently if events or circumstances dictate. All of our goodwill has been allocated to our reporting units. The impairment review for goodwill allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative goodwill impairment test. We would perform the quantitative test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s estimated fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, if the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required. However, if the estimated fair value of the reporting unit is less than the carrying value, goodwill is written down based on the difference between the reporting unit’s carrying amount and its fair value, limited to the amount of goodwill allocated to the reporting unit. Judgment is required in estimating the fair value of our reporting unit.

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

Equity Method Investments

Equity method investments are initially recognized at cost and are included in other assets in the Consolidated Balance Sheets. Our proportionate interest in their results is included in other income (expense), net in the Consolidated Statements of Income (Loss).

Debt and Debt Issuance Costs

Debt is recorded at initial fair value, which normally reflects the proceeds received by us, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the debt.

Derivatives and Other Financial Instruments

We have in the past and may in the future utilize derivative and non-derivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates. We use interest rate swaps primarily to manage our interest rate exposure to achieve a desired proportion of fixed and floating rate debt. Our policy is to not use financial instruments for trading or other speculative purposes.

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

Foreign Currency Translation and Transactions

These financial statements are presented in U.S. dollars. Each foreign entity determines its functional currency by reference to its primary economic environment. Our most significant foreign entities utilize the U.S. dollar, Euro, Sterling or the Australian dollar as their functional currencies. We translate the assets and liabilities of our foreign entities that have functional currencies other than the U.S. dollar at exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign entities are translated at the average rate for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of AOCI, which is a separate component of shareholders’ equity.

Therefore, the U.S. dollar value of the non-equity translated items in our consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

We execute transactions in a number of different currencies. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted using the exchange rate at the balance sheet date, with gains or losses recorded in other income or other expense, unless such monetary balances have been designated as hedges of net investments in our foreign entities. The net gains or losses resulting from foreign currency transactions were not material in 2023, 2022 and 2021. In addition, the unrealized gains or losses on our long-term intercompany receivables and payables which are denominated in a non-functional currency and which are not expected to be repaid in the foreseeable future are recorded as foreign currency translation adjustments included as a component of AOCI.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts and are directly imposed on a revenue-producing arrangement are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. These fees, taxes and charges included in commissions, transportation and other costs were $730 million in 2023, $438 million in 2022 and $73 million in 2021. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We have at times issued enhanced FCCs. Enhanced FCCs provide the guest with an additional credit value above the original cash deposit received, and the enhanced value is recognized as a discount applied to the future cruise in the period used. We record a liability for FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $6.4 billion and $5.1 billion as of November 30, 2023 and 2022, which includes approximately $134 million of unredeemed FCCs as of November 30, 2023, of which approximately $111 million are refundable. At November 30, 2022, we had approximately $210 million of unredeemed FCCs. During 2023 and 2022, we recognized revenues of $4.1 billion and $1.9 billion related to our customer deposits as of November 30, 2022 and 2021. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $294 million and $218 million as of November 30, 2023 and 2022.

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

Selling and Administrative Expenses

Selling expenses include a broad range of advertising, marketing and promotional expenses. Advertising is charged to expense as incurred, except for media production costs, which are expensed upon the first airing of the advertisement. Selling expenses totaled $851 million in 2023, $744 million in 2022 and $340 million in 2021. Administrative expenses represent the costs of our shoreside support, reservations and other administrative functions, and include salaries and related benefits, professional fees and building occupancy costs, which are typically expensed as incurred.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares and common stock equivalents outstanding during each period including the dilutive effect of our Convertible Notes using the if-converted method. For earnings per share purposes, Carnival Corporation common stock and Carnival plc ordinary shares are considered a single class of shares since they have equivalent rights.

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

In November 2023, the FASB issued guidance, Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This guidance is required to be adopted by us in the first quarter of 2025. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

NOTE 3 – Property and Equipment

	November 30,
(in millions)	2023	2022
Ships and ship improvements	$55,026	$52,908
Ships under construction	1,284	785
Other property and equipment	4,213	3,970
Total property and equipment	60,523	57,663
Less accumulated depreciation	(20,407)	(18,976)
	$40,116	$38,687

Capitalized interest amounted to $64 million in 2023, $48 million in 2022 and $83 million in 2021.

Sales of Ships

During 2023, we completed the sale of three Europe segment ships and one NAA segment ship, which represents a passenger-capacity reduction of 5,240 berths for our Europe segment and 460 berths for our NAA segment. We will continue to operate the NAA segment ship under a bareboat charter agreement through September 2024.

Refer to Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks, Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis, Impairment of Ships” for additional discussion.

NOTE 4 – Equity Method Investments

We have a 40% noncontrolling interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility. Grand Bahama provided an immaterial amount of services to us in 2023, 2022 and 2021. As of November 30, 2023, our investment in Grand Bahama was $43 million, consisting of $25 million in equity and a loan of $18 million. As of November 30, 2022, our investment in Grand Bahama was $43 million, consisting of $10 million in equity and a loan of $33 million.

In September 2023, we acquired a 50% noncontrolling interest in Floating Docks S. de RL. (“Floating Docks”), an entity that will purchase two floating drydocks and will then lease them to Grand Bahama. As of November 30, 2023, our investment in Floating Docks consisted of a loan of $21 million. Additionally, we have provided payment guarantees of $46 million on behalf of Floating Docks.

We have a 45% noncontrolling interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. White Pass provided an immaterial amount of services to us in 2023, 2022 and 2021. As a result of the effects of the pause and subsequent resumption of our guest cruise operations on the 2022 and 2021 Alaska seasons, we evaluated whether our investment in White Pass was other than temporarily impaired and performed impairment assessments. As a result of our assessments, we recognized impairment charges for 2022 and 2021 of $30 million and $17 million in other income (expense), net. As of November 30, 2023, our investment in White Pass was $53 million, consisting of $21 million in equity and a loan of $32 million. As of November 30, 2022, our investment in White Pass was $50 million, consisting of $18 million in equity and a loan of $32 million.

During 2023, we completed the exit of our noncontrolling interest in Adora Cruises Limited, formerly CSSC Carnival Cruise Shipping Limited, a China-based cruise company (“Adora Cruises”), and recognized losses on exit of $21 million within other income (expense). As of November 30, 2022, our investment in Adora Cruises was $70 million. We provided an immaterial amount of services to Adora Cruises during 2023, 2022 and 2021 and we paid Adora Cruises a total of $55 million for the lease of ships during 2021. During 2021 we made capital contributions to Adora Cruises in the amount of $90 million.

NOTE 5 – Debt

			November 30,
(in millions)	Maturity	Rate (a) (b)	2023	2022
Secured Subsidiary Guaranteed
Notes
Notes	Feb 2026	10.5%	$—	$775
EUR Notes	Feb 2026	10.1%	—	439
Notes	Jun 2027	7.9%	192	192
Notes	Aug 2027	9.9%	623	900
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	—
Loans
EUR floating rate	Jun 2025	EURIBOR + 3.8%	851	808
Floating rate	Jun 2025 - Oct 2028	SOFR + 3.0 - 3.3%	3,567	4,101
Total Secured Subsidiary Guaranteed			8,138	9,621
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Revolver
Facility	(c)	(c)	—	200
Notes
Convertible Notes	Apr 2023	5.8%	—	96
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,351	1,450
EUR Notes	Mar 2026	7.6%	550	517
Notes	Mar 2027	5.8%	3,100	3,500
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
Notes	Jun 2030	10.5%	1,000	1,000
Loans
Floating rate	Jul 2024 - Sep 2024	LIBOR + 3.8%	—	590
GBP floating rate	Feb 2025	SONIA + 0.9%	—	419
EUR floating rate (d)	Apr 2024 - Mar 2026	EURIBOR + 2.4 - 4.0%	678	827
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 0.8% (e)	583	1,246
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,756	3,143
EUR floating rate	May 2024 - Nov 2034	EURIBOR + 0.2 - 0.8%	3,086	3,882
EUR fixed rate	Feb 2031 - Jul 2037	1.1 - 3.4%	3,652	2,592
Total Unsecured Subsidiary Guaranteed			20,312	23,019
Unsecured Notes (No Subsidiary Guarantee)
Notes	Oct 2023	7.2%	—	125
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	659	620
Total Unsecured Notes (No Subsidiary Guarantee)			859	945
Total Debt			31,339	35,615
Less: unamortized debt issuance costs and discounts			(768)	(1,069)

Total Debt, net of unamortized debt issuance costs and discounts	30,572	34,546
Less: short-term borrowings	—	(200)
Less: current portion of long-term debt	(2,089)	(2,393)
Long-Term Debt	$28,483	$31,953

(a)The reference rates, together with any applicable credit adjustment spread, for substantially all of our variable debt have 0.0% to 0.75% floors. During 2023, we amended certain of our variable debt instruments to change the reference rate from LIBOR to SOFR. These amendments did not modify the amounts and timing of interest payments, other than for the change in reference rates, and did not have a material impact on our consolidated financial statements.
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

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding the following:
•$2.0 billion of senior priority notes (the “2028 Senior Priority Notes”), issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation
•$0.5 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc
•$0.2 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation
•$0.1 billion under an export credit facility of Sun Princess II Limited, a subsidiary of Carnival Corporation

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

All of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•Up to $250 million of the Costa term loan facility, which is guaranteed by certain subsidiaries of Carnival plc and Costa, which do not guarantee our other outstanding debt
•Our 2028 Senior Priority Notes, issued by Carnival Holdings, which does not guarantee our other outstanding debt
•The export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt

As of November 30, 2023, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2024	$2,089
2025	2,229
2026	3,197
2027 (a)	6,288
2028	8,979
Thereafter	8,557
Total	$31,339

(a)Subsequent to November 30, 2023, we retired $52 million of the outstanding principal amount of our 9.9% second-priority secured notes due 2027. In addition, on January 22, 2024, we issued a notice of redemption for the entire outstanding principal amount of $571 million to be redeemed on February 1, 2024 at a price equal to 104.938% of the principal amount to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Short-Term Borrowings

As of November 30, 2023, we did not have short-term borrowings. As of November 30, 2022, our short-term borrowings consisted of $200 million under our Revolving Facility. We may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility. We had $3.0 billion available for borrowing under our Revolving Facility as of November 30, 2023. The Revolving Facility bears interest at a rate of term SOFR, in relation to any loan in U.S. dollars, EURIBOR, in relation to any loan in euros or daily compounding SONIA, in relation to any loan in sterling, plus a margin based on the long-term credit ratings of Carnival Corporation and also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual GHG emissions goals. We are required to pay a commitment fee on any unutilized portion of the Revolving Facility.

New Revolving Facility

In February 2023, Carnival Holdings II entered into the $2.1 billion New Revolving Facility which may be utilized beginning on August 6, 2024, replacing our Revolving Facility upon its maturity in August 2024. The termination date of the New Revolving Facility is August 6, 2025, subject to two, mutual one-year extension options. The new facility also contains an accordion feature, allowing for additional commitments not to exceed the aggregate commitments under our Revolving Facility.

Borrowings under the New Revolving Facility will bear interest at a rate of term SOFR, in relation to any loan in U.S. dollars, EURIBOR, in relation to any loan in euros or daily compounding SONIA, in relation to any loan in sterling, plus a margin based on the long-term credit ratings of Carnival Corporation. The New Revolving Facility also includes an emissions linked margin adjustment whereby, after the initial applicable margin is set per the margin pricing grid, the margin may be adjusted based on performance in achieving certain agreed annual GHG emissions goals. In addition, we are required to pay certain fees on the aggregate unused commitments under the New Revolving Facility and the Revolving Facility.

In connection with the New Revolving Facility, Carnival Corporation, Carnival plc and its subsidiaries contributed three unencumbered vessels with a net book value of $2.9 billion on the date of contribution (the “New Revolving Facility Subject Vessels”) to Carnival Holdings II with each of the vessels continuing to be operated under one of the Carnival Corporation & plc brands. Carnival Holdings II does not guarantee our other outstanding debt.

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

Redemptions and Retirements

During 2023, we redeemed and retired an aggregate principal amount of $2.8 billion of our outstanding long-term debt with original maturities ranging from 2024 through 2027.

Export Credit Facility Borrowings

During 2023, we borrowed $1.2 billion under export credit facilities due in semi-annual installments through 2037. In addition, we paid down $1.0 billion of floating rate unsecured borrowings mostly with 2023 and 2024 maturities. As of November 30, 2023, the net book value of the vessels subject to negative pledges was $15.6 billion.

Convertible Notes

In 2020, we issued $2.0 billion aggregate principal amount of 5.8% convertible senior notes due 2023 (the “2023 Convertible Notes”). Since April 2020, we repurchased, exchanged and converted a portion of the 2023 Convertible Notes and repaid the remaining principal balance at maturity in April 2023.

In August 2022, we issued $339 million aggregate principal amount of 5.8% convertible senior notes due 2024 (the “2024 Convertible Notes”) pursuant to privately-negotiated non-cash exchange agreements with certain holders of the 2023 Convertible Notes, pursuant to which such holders agreed to exchange their 2023 Convertible Notes for an equal amount of 2024 Convertible Notes. In November 2022, we issued an additional $87 million aggregate principal amount of the 2024 Convertible Notes pursuant to privately-negotiated non-cash exchange agreements with certain holders of the 2023 Convertible Notes, pursuant to which such holders agreed to exchange their 2023 Convertible Notes for an equal amount of additional 2024 Convertible Notes. The 2024 Convertible Notes mature on October 1, 2024, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date.

In November 2022, we issued $1.1 billion aggregate principal amount of 5.8% convertible senior notes due 2027 (the “2027 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). The 2027 Convertible Notes mature on December 1, 2027, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date.

The Convertible Notes are convertible by holders, subject to the conditions described within the respective indentures that govern the Convertible Notes, into cash, shares of Carnival Corporation common stock, or a combination thereof, at our election. The 2024 Convertible Notes have an initial conversion rate of 100 shares of Carnival Corporation common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of $10 per share of common stock. The 2027 Convertible Notes have an initial conversion rate of approximately 75 shares of Carnival Corporation common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $13.39 per share of common stock. The initial conversion price of the Convertible Notes is subject to certain anti-dilutive adjustments and may also increase if such Convertible Notes are converted in connection with a tax redemption or certain corporate events as described within the respective indentures that govern the Convertible Notes. The 2024 Convertible Notes were convertible from the date of issuance of the 2024 Convertible Notes until August 31, 2022, and thereafter may become convertible if certain conditions are met. As of November 30, 2023, there were no conditions satisfied which would allow the holders of the 2024 Convertible Notes or the 2027 Convertible Notes to convert and therefore the Convertible Notes were not convertible as of such date. Refer to Note 15 - “Supplemental Cash Flow Information” for additional detail on transactions related to the Convertible Notes.

We may redeem the 2024 Convertible Notes, in whole but not in part, at any time on or prior to June 30, 2024 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if we or any guarantor would have to pay any additional amounts on the 2024 Convertible Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof. We may redeem the 2027 Convertible Notes, in whole but not in part, at any time on or prior to the 40th scheduled trading day immediately before the maturity date at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if we or any guarantor would have to pay any additional amounts on the 2027 Convertible Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof.

On or after December 5, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, we may redeem for cash all or part of the 2027 Convertible Notes, at our option, if the last reported sale price of Carnival Corporation’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will equal 100% of the principal amount of the 2027 Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The net carrying value of the Convertible Notes was as follows:

	November 30,
(in millions)	2023	2022
Principal	$1,557	$1,653
Less: Unamortized debt discount and debt issue costs	(27)	(275)
	$1,530	$1,378

The interest expense recognized related to the Convertible Notes was as follows:

	November 30,
(in millions)	2023	2022	2021
Contractual interest expense	$91	$32	$31
Amortization of debt discount and debt issue costs	9	29	29
	$100	$61	$60

As of November 30, 2023, the if-converted value above par was $356 million on 127.1 million available shares for the Convertible Notes.

Collateral and Priority Pool

As of November 30, 2023, the net book value of our ships and ship improvements, excluding ships under construction, is $37.1 billion. Our secured debt is secured on either a first or second-priority basis, depending on the instrument, by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $23.2 billion, including $21.5 billion related to vessels and certain assets related to those vessels) as of November 30, 2023 and certain other assets.

As of November 30, 2023, $8.1 billion in net book value of our ships and ship improvements relate to the priority pool vessels included in the priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes. As of November 30, 2023, there was no change in the identity of the Senior Priority Notes Subject Vessels.

Covenant Compliance

Our Revolving Facility, New Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) (the “Interest Coverage Covenant”) as follows:
◦For certain of our unsecured loans and our New Revolving Facility, from the end of each fiscal quarter from August 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from August 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards and as applicable through their respective maturity dates
◦For our export credit facilities, from the end of each fiscal quarter from May 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from May 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards
•For certain of our unsecured loans and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 70% for the November 30, 2023 testing date, following which it will be tested at levels which decline ratably to 65% from the May 31, 2024 testing date onwards
•Maintain minimum liquidity as follows:
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

At November 30, 2023, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

As of November 30, 2023, we had $5.4 billion of liquidity including cash and cash equivalents and borrowings available under our $1.7 billion, €1.0 billion and £0.2 billion multi-currency Revolving Facility. Additionally, our $2.1 billion New Revolving Facility may be utilized beginning in August 2024, at which date it will replace our Revolving Facility. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to refinance future debt maturities to extend maturity dates and reduce interest expense by repaying some of our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

NOTE 6 – Contingencies

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. The hearings on motions for summary judgment were concluded on January 18, 2022. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On August 31, 2022, the court determined that the trebling provision of the Helms-Burton statute applies to damages and interest and accordingly, we adjusted our estimated liability for this matter. On December 30, 2022, the court entered judgment against Carnival in the amount of $110 million plus $4 million in fees and costs. We have filed an appeal and as of November 20, 2023, the matter was fully briefed.

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

As of November 30, 2023, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. Additionally, on December 6, 2023, the High Court of Australia ruled on appeal that United States and United Kingdom passengers were properly included in the class, regardless of the ticket contract terms applicable to those passengers. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

As of November 30, 2023 and November 30, 2022, we had $844 million and $1.7 billion in reserve funds. Additionally, as of November 30, 2023 and November 30, 2022, we had $108 million and $229 million in compensating deposits we are required to maintain and $50 million of cash collateral in escrow. Of these balances, $819 million is included within prepaid expenses and other and $183 million is included within other assets as of November 30, 2023. In November 2023, we amended our agreement with one of our credit card processors, following which substantially all of the remaining credit card reserves were returned during the first quarter of 2024.

NOTE 7 – Commitments

As of November 30, 2023, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
2024	$2,437
2025	958
Thereafter	—
$3,395

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

We do not believe we were a passive foreign investment company (“PFIC”), within the meaning of Section 1297 of the Internal Revenue Code, for the 2023 taxable year and do not currently expect to be a PFIC in the 2024 taxable year.

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

UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter UK tonnage tax regime under a rolling ten-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

Italian and German Income Tax

In 2015, Costa and AIDA re-elected to enter the Italian tonnage tax regime through 2024 and can reapply for an additional 10-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2023 and 2022.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

NOTE 9 – Shareholders’ Equity

Carnival Corporation’s Articles of Incorporation authorize its Boards of Directors, at its discretion, to issue up to 40 million shares of preferred stock. At November 30, 2023 and 2022, no Carnival Corporation preferred stock or Carnival plc preference shares had been issued.

Stock Swap Program

We have a program that allows us to realize a net cash benefit when Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares (the “Stock Swap Program”).

During 2023, 2022 and 2021 under the Stock Swap Program, we sold 2.3 million, 6.0 million and 8.9 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares resulting in net proceeds of $2 million, $8 million and $19 million, which were used for general corporate purposes.

(in millions, except per share data)	Total Number of Shares of Carnival plc Ordinary Shares Purchased (a)	Average Price Paid per Share of Carnival plc Ordinary Share	Maximum Number of Carnival plc Ordinary Shares That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
2023	2.3	$8.70	1.4
2022	6.0	$14.52	3.6
2021	8.9	$20.99	9.5

(a)No ordinary shares of Carnival plc were purchased outside of publicly announced plans or programs.

Public Equity Offerings

In February 2021, we completed a public offering of 40.5 million shares of Carnival Corporation common stock at a price per share of $25.10, resulting in net proceeds of $996 million.

In August 2022, we completed a public offering of 117.5 million shares of Carnival Corporation common stock at a price per share of $9.95, resulting in net proceeds of $1.2 billion.

Other

In addition, in 2023, 2022 and 2021 we sold 0.5 million, 1.6 million and 0.6 million shares of Carnival Corporation common stock at an average price per share of $9.83, $19.27 and $21.32, resulting in net proceeds of $5 million, $30 million and $13 million.

Accumulated Other Comprehensive Income (Loss)

	AOCI
	November 30,
(in millions)	2023	2022	2021
Cumulative foreign currency translation adjustments, net	$(1,952)	$(2,004)	$(1,501)
Unrecognized pension expenses	(34)	(31)	(45)
Net gains on cash flow derivative hedges and other	48	53	44
	$(1,939)	$(1,982)	$(1,501)

During 2023, 2022 and 2021, we had an immaterial amount of unrecognized pension expenses that were reclassified out of accumulated other comprehensive loss and were included within payroll and related expenses and selling and administrative expenses.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	November 30, 2023				November 30, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$22,575	$—	$21,503	$—	$23,542	$—	$18,620	$—
Floating rate debt (a)	8,764	—	8,225	—	12,074	—	10,036	—
Total	$31,339	$—	$29,728	$—	$35,615	$—	$28,656	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	November 30, 2023			November 30, 2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$1,021	$—	$—	$2,589	$—	$—
Restricted cash (b)	21	—	—	1,988	—	—
Derivative financial instruments	—	22	—	—	1	—
Total	$1,042	$22	$—	$4,576	$1	$—
Liabilities
Derivative financial instruments	$—	$28	$—	$—	$—	$—
Total	$—	$28	$—	$—	$—	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.
(b)This amount includes $10 million, which is included in other assets on our Consolidated Balance Sheets at November 30, 2023.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trademarks

As of July 31, 2023, we performed our annual goodwill and trademark impairment reviews and determined there was no impairment for goodwill or trademarks.

During 2021, as a result of the ongoing impacts of COVID-19 and its effect on our expected future operating cash flows, including changes in estimates related to the timing of our full return to guest cruise operations and improved profitability, we performed interim discounted cash flow analyses for our Europe segment reporting units and determined their estimated fair values no longer exceeded their carrying values. As a result, we recognized goodwill impairment charges of $226 million and accordingly have no remaining goodwill for those reporting units.

The determination of the fair value of our reporting units’ goodwill and trademarks includes numerous estimates and underlying assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments.

The assumptions, all of which are considered Level 3 inputs, used in our 2021 cash flow analyses and which resulted in goodwill impairments for all but one reporting unit consisted of:

•The timing and pace of our full return to guest cruise operations
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate (“WACC”)

The estimated fair value of the reporting unit with remaining goodwill and of our trademarks significantly exceeded their carrying value as of the date of the most recent impairment test.

As of November 30, 2023 and November 30, 2022, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
At November 30, 2021	$927	$248	$1,175
Exchange movements	—	(24)	(24)
At November 30, 2022	927	224	1,151
Exchange movements	—	14	14
At November 30, 2023	$927	$237	$1,164

Impairment of Ships

In 2022, as a result of the continued effects of COVID-19 on our business and certain Asia markets which remained closed to cruising (particularly China), and our updated expectations for our deployment, we determined that two ships had net carrying values that exceeded their respective estimated undiscounted future cash flows. We then estimated the fair value of these ships, based on their estimated selling values, and recognized ship impairment charges as summarized in the table below. The principal assumption used in determining the fair value of these ships were the estimated sales proceeds, which are considered a Level 3 input.

In 2021, we performed undiscounted cash flow analyses on certain ships throughout the year and determined that certain ships had net carrying values that exceeded their estimated undiscounted future cash flows and fair values, and, as a result, we recognized ship impairment charges during 2021 as summarized in the table below. The principal assumptions used in determining the fair value of these ships were the timing of the sale of ships and estimated proceeds, which are considered Level 3 inputs.

We believe we have made reasonable estimates and judgments as part of our assessments. A change in the principal judgments or estimates may result in a need to perform additional impairment reviews.

The impairment charges summarized in the table below are included in ship and other impairments in our Consolidated Statements of Income (Loss).

	November 30,
(in millions)	2023	2022	2021
NAA Segment	$—	$8	$273
Europe Segment	—	421	318
Total ship impairments	$—	$428	$591

Refer to Note 2 - “Summary of Significant Accounting Policies, Preparation of Financial Statements” for additional discussion.

Derivative Instruments and Hedging Activities

		November 30,
(in millions)	Balance Sheet Location	2023	2022
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$—	$1
	Other assets	22	1
Derivatives not designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	1	—
Total derivative assets		$22	$1
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (b)	Other long-term liabilities	$12	$—
Interest rate swaps (a)	Other long-term liabilities	16	—
Total derivative liabilities		$28	$—

(a)We have interest rate swaps whereby we receive EURIBOR-based floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $46 million at November 30, 2023 and $89 million at November 30, 2022 of EURIBOR-based floating rate euro debt to fixed rate euro debt. As of November 30, 2023, these EURIBOR-based interest rate swaps were not designated as cash flow hedges. As of November 30, 2022, one of these swaps was designated as a cash flow hedge. During 2023, we entered into interest rate swap agreements which effectively changed $2.5 billion at November 30, 2023 of variable rate debt to fixed rate debt. At November 30, 2023, these interest rate swaps settle through 2027 and are designated as cash flow hedges.
(b)At November 30, 2023, we had a cross currency swap totaling $670 million that is designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. At November 30, 2023, this cross currency swap settles through 2024. At November 30, 2022, we had no cross-currency swaps.

Our derivative contracts include rights of offset with our counterparties. As of November 30, 2023 and 2022, there was no netting for our derivative assets and liabilities. The amounts that were not offset in the balance sheet were not material.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	November 30,
(in millions)	2023	2022	2021
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$(4)	$72	$(1)
Cross currency swaps – net investment hedges - excluded component	$(4)	$(26)	$(6)
Interest rate swaps – cash flow hedges	$32	$11	$5
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(34)	$2	$5
Foreign currency zero cost collars - Depreciation and amortization	$(2)	$(2)	$(2)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$11	$5	$—

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the year ended November 30, 2023 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

Financial Risks

Fuel Price Risks

We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, energy efficiency, itinerary efficiency, and new technologies and alternative fuels.

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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. During 2023, we had sterling-denominated debt designated as a non-derivative hedge of our net investment in foreign operations. The debt was repaid in July 2023. During 2023, 2022 and 2021, we recognized $(33) million, $48 million and $(21) million of gains (losses) on this net investment hedge in the cumulative translation adjustment section of other comprehensive income (loss). As of November 30, 2023, we had a cross currency swap with a notional amount of $670 million, which is designated as a hedge of our net investments in foreign operations. We also have euro-denominated debt which provides an economic offset for our operations with euro functional currency.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

At November 30, 2023, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $3.0 billion for newbuilds scheduled to be delivered through 2025.

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

NOTE 11 – Leases

The components of expense were as follows:

	November 30,
(in millions)	2023	2022	2021
Operating lease expense	$213	$192	$203
Variable lease expense (a) (b)	$116	$(39)	$(100)

(a)Variable lease expense represents increases or reductions to costs associated with our multi-year preferential berthing agreements which vary based on the number of passengers. These costs are recorded within Commissions, transportation and other in our Consolidated Statements of Income (Loss). Variable and short-term lease costs related to operating leases, other than the port facilities, were not material to our consolidated financial statements.
(b)Several of our preferential berthing agreements have force majeure provisions which were in effect during the pause in guest cruise operations due to COVID-19.

The cash outflow for leases was materially consistent with the lease expense recognized during 2023.

During 2023, we obtained $108 million of right-of-use assets in exchange for new operating lease liabilities.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	November 30, 2023	November 30, 2022
Weighted average remaining lease term - operating leases (in years)	12	13
Weighted average discount rate - operating leases	5.9%	5.2%

As of November 30, 2023, maturities of operating lease liabilities were as follows:

(in millions) Year
2024	$206
2025	200
2026	188
2027	173
2028	152
Thereafter	967
Total lease payments	1,885
Less: Present value discount	(566)
Present value of lease liabilities	$1,319

For time charter arrangements where we are the lessor and for transactions with cruise guests related to the use of cabins, we do not separate lease and non-lease components. As the non-lease components are the predominant components in the agreements, we account for these transactions under the Revenue Recognition guidance.

NOTE 12 – Segment Information

Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker, who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) NAA cruise operations, (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.

The operating segments within each of our NAA and Europe reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	As of and for the years ended November 30,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)		Capital expenditures	Total assets
2023
NAA	$14,588	$9,587	$1,753	$1,495	$1,752		$1,932	$28,547
Europe (a)	6,535	4,398	876	668	593		1,161	16,524
Cruise Support	206	127	294	184	(399)		179	3,667
Tour and Other	265	205	27	23	11		12	382
	$21,593	$14,317	$2,950	$2,370	$1,956		$3,284	$49,120
2022
NAA	$8,281	$7,526	$1,517	$1,408	$(2,170)		$2,568	$27,413
Europe (a)	3,531	3,925	745	692	(1,830)		2,213	15,317
Cruise Support	171	120	225	140	(315)		155	8,461
Tour and Other	185	187	27	36	(64)		4	512
	$12,168	$11,757	$2,515	$2,275	$(4,379)		$4,940	$51,703
2021
NAA	$1,108	$2,730	$953	$1,352	$(3,928)		$2,397	$25,606
Europe (a)	712	1,807	568	728	(2,617)	(b)	515	16,088
Cruise Support	42	55	335	129	(477)		660	11,014
Tour and Other	46	63	27	23	(67)		35	637
	$1,908	$4,655	$1,885	$2,233	$(7,089)		$3,607	$53,344

(a)Beginning in the first quarter of 2023, we renamed the Europe and Asia segment to Europe segment.
(b)Includes $226 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Years Ended November 30,
(in millions)	2023	2022	2021
North America	$13,112	$7,866	$1,066
Europe	6,565	3,918	811
Australia	1,181	252	—
Other	735	132	31
	$21,593	$12,168	$1,908

Substantially all of our long-lived assets consist of our ships and move between geographic areas.

NOTE 13 – Compensation Plans and Post-Employment Benefits

Equity Plans

We issue our share-based compensation awards, which at November 30, 2023 included time-based share awards (restricted stock awards and restricted stock units) and performance-based share awards (collectively “equity awards”), under the Carnival Corporation and Carnival plc stock plans. Equity awards are principally granted to management level employees and members of our Boards of Directors. The plans are administered by the Compensation Committees which are made up of independent directors who determine which employees are eligible to participate, the monetary value or number of shares for which equity awards are to be granted and the amounts that may be exercised or sold within a specified term. We had an aggregate of 31.7 million shares available for future grant at November 30, 2023. We fulfill our equity award obligations using shares purchased in the open market or with unissued or treasury shares. Our equity awards generally vest over a three-year period, subject to earlier vesting under certain conditions.

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at November 30, 2022	6,380,515	$22.67
Granted	7,846,092	$9.64
Vested	(3,195,202)	$26.22
Forfeited	(741,777)	$25.22
Outstanding at November 30, 2023	10,289,628	$11.45

As of November 30, 2023, there was $59 million of total unrecognized compensation cost related to equity awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Single-employer Defined Benefit Pension Plans

We maintain several single-employer defined benefit pension plans, which cover certain shipboard and shoreside employees. The U.S. and UK shoreside employee plans are closed to new membership and are funded at or above the level required by U.S. or UK regulations. The remaining defined benefit plans are primarily unfunded. These plans provide pension benefits primarily based on employee compensation and years of service.

	UK Plan (a)		All Other Plans
(in millions)	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation as of December 1	$198	$298	$223	$263
Past service cost	1	—	18	18
Interest cost	8	5	11	5
Benefits paid	(6)	(12)	(20)	(15)
Actuarial (gain) loss on plans’ liabilities	(19)	(88)	(4)	(49)
Plan curtailments, settlements and other	—	(6)	(1)	1
Administrative expenses	(1)	—	—	—
Projected benefit obligation as of November 30	181	198	226	223

Change in plan assets:
Fair value of plan assets as of December 1	222	355	10	12
Return (loss) on plans’ assets	(20)	(116)	—	(1)
Employer contributions	1	2	20	12
Benefits paid	(6)	(12)	(20)	(12)
Plan settlements	—	(5)	(1)	(1)
Administrative expenses	(1)	(2)	—	—
Fair value of plan assets as of November 30	196	222	9	10
Funded status as of November 30	$15	$24	$(218)	$(213)

(a)The P&O Princess Cruises (UK) Pension Scheme (“UK Plan”)

The amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
(in millions)	2023	2022	2023	2022
Other assets	$15	$24	$—	$—
Accrued liabilities and other	$—	$—	$29	$25
Other long-term liabilities	$—	$—	$188	$188

The accumulated benefit obligation for all defined benefit pension plans was $220 million and $386 million at November 30, 2023 and 2022, respectively.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	November 30,
(in millions)	2023	2022
Projected benefit obligation	$226	$223
Accumulated benefit obligation	$220	$218
Fair value of plan assets	$9	$10

The net benefit cost recognized in the Consolidated Statements of Income (Loss) were as follows:

	UK Plan			All Other Plans
	November 30,			November 30,
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$1	$—	$—	$18	$18	$10
Interest cost	8	5	4	11	5	4
Expected return on plan assets	(8)	(6)	(6)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss (gain)	—	—	—	—	3	4
Settlement loss recognized	—	—	—	1	1	5
Net periodic benefit cost	$1	$(1)	$(1)	$30	$26	$22

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income (Loss).

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	UK Plan		All Other Plans
	2023	2022	2023	2022
Discount rate	5.2%	4.3%	5.7%	5.4%
Rate of compensation increase	2.9%	2.9%	3.0%	3.0%

Weighted average assumptions used to determine net pension income are as follows:

	UK Plan			All Other Plans
	2023	2022	2021	2023	2022	2021
Discount rate	4.3%	1.6%	1.6%	5.4%	3.2%	2.3%
Expected return on assets	4.3%	—%	1.9%	3.5%	2.3%	2.3%
Rate of compensation increase	2.9%	2.7%	2.3%	3.0%	3.0%	3.0%

The discount rate used to determine the UK Plan’s projected benefit obligation was determined as the single equivalent rate based on applying a yield curve determined from AA credit rated bonds at the balance sheet date to the cash flows making up the pension plan’s obligations. The discount rate used to determine the UK Plan’s future net periodic benefit cost was determined as the equivalent rate based on applying each individual spot rate from a yield curve determined from AA credit rated bonds at the balance sheet date for each year’s cash flow. The UK Plan’s expected long-term return on plan assets is consistent with the long-term investment return target provided to the UK Plan’s fiduciary manager (U.K. government fixed interest bonds (gilts) plus 1.0% and was 5.6% per annum as of November 30, 2023.

Amounts recognized in AOCI are as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
	2023	2022	2023	2022
Actuarial losses (gains) recognized in the current year	$9	$35	$(4)	$(48)
Amortization and settlements included in net periodic benefit cost	$(1)	$—	$(1)	$(1)

We anticipate making contributions of $29 million to the plans during 2024. Estimated future benefit payments to be made during each of the next five fiscal years and in the aggregate during the succeeding five fiscal years are as follows:

(in millions)	UK Plan	All Other Plans
2024	$7	$30
2025	7	29
2026	7	28
2027	7	27
2028	8	28
2029-2033	47	138
	$83	$280

Our investment strategy for our pension plan assets is to maintain a diversified portfolio of asset classes to produce a sufficient level of diversification and investment return over the long term. The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers and procedures to monitor overall investment performance, as well as investment manager performance. As of November 30, 2023 and 2022, respectively, the All Other Plans were unfunded.

The fair values of the plan assets of the UK Plan by investment class are as follows:

	November 30,
	2023	2022
Equities	$47	$53
U.K. government fixed interest bonds (gilts)	$149	$169

Multiemployer Defined Benefit Pension Plans

We participate in two multiemployer defined benefit pension plans in the UK, the British Merchant Navy Officers Pension Fund (registration number 10005645) (“MNOPF”), which is divided into two sections, the “New Section” and the “Old Section,” and the British Merchant Navy Ratings Pension Fund (registration number 10005646) (“MNRPF”). Collectively, we refer to these as “the multiemployer plans.” The multiemployer plans are maintained for the benefit of the employees of the participating employers who make contributions to the plans. The risks of participating in these multiemployer plans are different from single-employer plans, including:

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

The MNOPF Old Section is fully funded and covered by a third party insurer, with no further Carnival funding obligations. We expense our portion of the MNOPF New Section deficit as amounts are invoiced by, and become due and payable to, the trustees. We accrue and expense our portion of the MNRPF deficit based on our estimated probable obligation from the most recent actuarial review. Total expense for the multiemployer plans was $1 million in 2023, $2 million in 2022 and $28 million in 2021.

Based on the most recent triennial valuation at March 31, 2021 of the MNOPF New Section, it was determined that this plan was 102% funded. In 2023, 2022 and 2021, our contributions to the MNOPF New Section did not exceed 5% of total contributions to the fund. Based on the most recent triennial valuation at March 31, 2020 of the MNRPF, it was determined that this plan was 93% funded. In 2023, 2022 and 2021, our contributions to the MNRPF did not exceed 5% of total contributions to the fund. It is possible that we will be required to fund and expense additional amounts for the multiemployer plans in the future; however, such amounts are not expected to be material to our consolidated financial statements.

Defined Contribution Plans

We have several defined contribution plans available to most of our employees. We contribute to these plans based on employee contributions, salary levels and length of service. Total expense for these plans was $48 million in 2023, $40 million in 2022 and $35 million in 2021.

NOTE 14 – Earnings Per Share

	Years Ended November 30,
(in millions, except per share data)	2023	2022	2021
Net income (loss) for basic and diluted earnings per share	$(74)	$(6,093)	$(9,501)
Weighted-average shares outstanding	1,262	1,180	1,123
Diluted weighted-average shares outstanding	1,262	1,180	1,123
Basic earnings per share	$(0.06)	$(5.16)	$(8.46)
Diluted earnings per share	$(0.06)	$(5.16)	$(8.46)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	November 30,
(in millions)	2023	2022	2021
Equity awards	4	1	3
Convertible Notes	130	55	53
Total antidilutive securities	134	56	56

NOTE 15 – Supplemental Cash Flow Information

	November 30,
(in millions)	2023	2022	2021
Cash and cash equivalents (Consolidated Balance Sheets)	$2,415	$4,029	$8,939
Restricted cash (Consolidated Balance Sheets)	11	1,988	14
Restricted cash (included in other assets)	10	20	24
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$2,436	$6,037	$8,976

Cash paid for interest, net of capitalized interest, was $2.0 billion in 2023, $1.4 billion in 2022 and $1.3 billion in 2021. Cash benefit received (paid) for income taxes, net was not material in 2023, 2022 and 2021. In addition, non-cash purchases of property and equipment included in accrued liabilities and other was $307 million in 2023, $100 million in 2022 and $127 million in 2021.

Substantially all restricted cash as of November 30, 2022 related to the net proceeds from the issuance of our 2028 Senior Priority Notes. The contractual restrictions on these proceeds were satisfied in December 2022 at which time these amounts became unrestricted.

In August 2022, we issued $339 million aggregate principal amount of 2024 Convertible Notes pursuant to privately-negotiated non-cash exchange agreements with certain holders of the 2023 Convertible Notes, pursuant to which such holders agreed to exchange their 2023 Convertible Notes for an equal amount of 2024 Convertible Notes. In November 2022, we issued an additional $87 million aggregate principal amount of the 2024 Convertible Notes pursuant to privately-negotiated non-cash exchange agreements with certain holders of the 2023 Convertible Notes, pursuant to which such holders agreed to exchange their 2023 Convertible Notes for an equal amount of additional 2024 Convertible Notes.

Refer to Note 5 - “Debt” for additional detail relating to our 2028 Senior Priority Notes and the 2024 Convertible Notes.

For the years ended November 30, 2023, 2022 and 2021, we did not have borrowings or repayments of commercial paper with original maturities greater than three months.

Report of Independent Registered Public Accounting Firm

To the Boards of Directors and Shareholders of Carnival Corporation and Carnival plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carnival Corporation & plc (comprising Carnival Corporation and Carnival plc and their respective subsidiaries, the “Company”) as of November 30, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended November 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2023.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Debt

As described in Notes 2 and 5 to the consolidated financial statements, the Company has current and long-term debt of $2.1 billion and $28.5 billion, respectively, as of November 30, 2023. Debt is recorded by management at initial fair value, which normally reflects the proceeds received, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the debt. The Company’s Revolving Facility, New Revolving Facility, unsecured loans and export credit facilities contain certain covenants. If an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses, substantially all of the Company’s outstanding debt could become due, and the debt could be terminated. Management has taken actions to manage its debt by refinancing future debt maturities to extend maturity dates, reduce interest expense by repaying some existing indebtedness and obtaining relevant financial covenant amendments or waivers. As of November 30, 2023, the Company was in compliance with the applicable covenants under the debt agreements.

The principal consideration for our determination that performing procedures relating to debt is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s accounting, measurement and presentation of debt.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to debt, including issuances, repayments, amortization, covenant compliance, and disclosures. These procedures also included, among others, (i) reading the debt agreements and amendments; (ii) confirming all debt balances as of November 30, 2023; (iii) testing of debt proceeds by obtaining and inspecting source documents, such as debt agreements and cash received; (iv) testing a sample of additions to debt issuance costs by obtaining and inspecting invoices; (v) testing a sample of debt repayments by obtaining and inspecting cash payments; (vi) recalculating a sample of amortization of debt issuance costs, discounts and premiums; (vii) developing an independent estimate of interest expense for certain debt instruments and comparing the independent estimate to management’s interest expense; (viii) recalculating a sample of interest expense; (ix) testing debt modifications and extinguishments by evaluating the accounting treatment and obtaining and inspecting source documents, such as debt agreements and amendments, lender statements, and cash payments; (x) evaluating the financial covenant calculations for consistency and compliance with the debt agreements; (xi) testing the completeness and accuracy of underlying data used in the debt covenant calculations; and (xii) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
January 26, 2024

We have served as the Company’s auditor since 2003. Prior to that, we served as Carnival Corporation’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of Carnival Corporation.

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

Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2023, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2023.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2023 as stated in their report, which is shown in Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

Trading Plans

During the quarter ended November 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2023 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers as of January 26, 2024. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Micky Arison	74	52	Chair of the Boards of Directors
David Bernstein	66	25	Chief Financial Officer and Chief Accounting Officer
Vice Admiral William R. Burke (Ret.)	67	10	Chief Maritime Officer
Bettina Deynes	51	5	Global Chief Human Resources Officer
Enrique Miguez	59	26	General Counsel
Josh Weinstein	49	21	President, Chief Executive Officer and Chief Climate Officer

(a)Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chair of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007 and Chief Accounting Officer since 2016.

Bettina Deynes has been Global Chief Human Resources Officer since 2022 and she was Chief Human Resources Officer at Carnival Cruise Line from 2019 to 2022. She was Managing Director at The Surrogate CEO, a temporary executive placement and consulting company, where she served as a C-suite level consultant from 2018 to 2019, and Chief Human Resources Officer and Strategy Officer at the Society for Human Resource Management, a professional human resources membership association, where she led the human resources organization including talent management, strategy and development from 2014 to 2018.

William R. Burke, retired Vice Admiral, has been Chief Maritime Officer since 2013.

Enrique Miguez has been General Counsel since 2021. He was Vice President and Deputy General Counsel from 2003 to 2021.

Josh Weinstein has been President, Chief Executive Officer and Chief Climate Officer since 2022. He was Chief Operations Officer from 2020 to 2022, President of Carnival UK from 2017 to 2022 and Treasurer from 2007 to 2017.

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

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2023 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2023 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

    I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2023.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	8.0	(a)	—	29.2	(b)
Equity compensation plans not approved by security holders	—		—	—
	8.0		—	29.2

(a)Represents 8.0 million of restricted share units outstanding under the Carnival Corporation 2020 Stock Plan.
(b)Includes Carnival Corporation common stock available for issuance as of November 30, 2023 as follows: 0.9 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 118,928 subject to purchase during the current purchase period and 28.3 million under the Carnival Corporation 2020 Stock Plan.

    II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2023.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.0	(a)	—	3.4
Equity compensation plans not approved by security holders	—		—	—
	2.0		—	3.4

(a)Represents 2.0 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2023 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2023 fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)    Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page 62 of this report.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 3, 2024 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.3*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.4	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.5*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.6*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.7*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/9/19

10.8*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	4/9/19

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.9*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/24/19

10.10*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-Q	10.2	6/24/19

10.11*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.1	9/26/19

10.12*	Form of Management Incentive Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/1/20

10.13*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/1/20

10.14*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	7/10/20

10.15*	Carnival Corporation 2020 Stock Plan.	10-Q	10.5	7/10/20

10.16#	Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank National Association, as security agent.	10-Q	10.6	7/10/20

10.17	Amendment No. 1, dated as of December 3, 2020 to Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank.	10-K	10.42	1/26/21

10.18#	Indenture dated as of August 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-Q	10.3	10/8/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.19	First Supplemental Indenture dated as of November 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee and security agent, relating to the 9.875% Second-Priority Senior Secured Notes due 2027.	10-K	10.51	1/26/21

10.20	Indenture dated as of November 25, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the U.S. dollar-denominated 7.625% Senior Unsecured Notes due 2026 and the Euro-denominated 7.625% Senior Unsecured Notes due 2026.	10-K	10.52	1/26/21

10.21*	Form of Special Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.4	10/8/20

10.22*	Form of Special Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.5	10/8/20

10.23	Amendment Agreement dated December 31, 2020 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	8-K	10.1	1/6/21

10.24	Indenture dated as of February 16, 2021 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 5.75% Senior Unsecured Notes due 2027.	10-Q	10.1	4/7/21

10.25*	Form of Executive Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	4/7/21

10.26*	Form of Executive Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	4/7/21

10.27*	Amendment of the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	6/28/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.28	Amendment Agreement dated May 11, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and further amended on December 31, 2020, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.2	6/28/21

10.29	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2021, among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.1	6/30/21

10.30	Indenture dated as of July 26, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 4.00% First-Priority Senior Secured Notes due 2028.	10-Q	10.3	9/30/21

10.31	Indenture dated as of November 2, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 6.000% Senior Unsecured Notes due 2029.	8-K	10.1	11/2/21

10.32	Amendment Agreement dated September 30, 2021 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019, as further amended on December 31, 2020 and May 11, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-K	10.41	1/27/22

10.33	Amendment No. 3 to Term Loan Agreement, by and among Carnival Corporation and Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and the lenders party thereto, dated as of October 5, 2021.	10-K	10.45	1/27/22

10.34	Incremental Assumption Agreement and Amendment No. 4 to Term Loan Agreement, by and among Carnival Corporation Carnival Finance, LLC, as borrowers, Carnival plc, as a guarantor, certain other subsidiary guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as incremental term lender, dated as of October 18, 2021.	10-K	10.46	1/27/22

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.35#	Amendment Agreement dated February 11, 2022 to the Multicurrency Revolving Facilities Agreement originally dated May 18, 2011, as amended and restated on August 6, 2019 and as further amended on December 31, 2020, May 11, 2021 and September 30, 2021, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Europe Designated Activity Company as facilities agent and a syndicate of financial institutions.	10-Q	10.2	3/28/22

10.36*	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for the CEO.	10-Q	10.3	3/28/22

10.37*	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for Certain Named Executive Officers.	10-Q	10.4	3/28/22

10.38	Indenture, dated as of May 25, 2022, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 10.500% Senior Unsecured Notes due 2030.	8-K	10.1	5/25/22

10.39*	Carnival Corporation Fun Ship Nonqualified Savings Plan restated effective January 1, 2022.	10-Q	10.1	6/29/22

10.40	Indenture, dated as of August 22, 2022, by and between Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee, relating to the 5.75% Convertible Senior Notes due 2024.	8-K	4.1	8/22/22

10.41*	Special Performance-Based Restricted Stock Unit Agreement for Josh Weinstein under the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	9/30/22

10.42	Indenture dated as of October 25, 2022, among Carnival Holdings (Bermuda) Limited, as issuer, Carnival Corporation, Carnival plc, the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, relating to the 10.375% Senior Unsecured Notes due 2028.	8-K	10.1	10/25/22

10.43	First Supplemental Indenture, dated as of November 1, 2022, among Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of additional 5.75% Convertible Senior Notes due 2024.	8-K	4.1	11/1/22

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.44	Indenture, dated as of November 18, 2022, among Carnival Corporation, Carnival plc, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance 5.75% Convertible Senior Notes due 2027.	8-K	10.1	11/18/22

10.45*	Form of 2022 Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	3/29/23

10.46*	Form of 2022 Performance-Based Restricted Share Unit Grant Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/29/23

10.47*	Form of 2022 Management Incentive Plan-Tied Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	3/29/23

10.48*	Form of 2022 Management Incentive Plan-Tied Restricted Share Unit Grant Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	3/29/23

10.49	Facilities Agreement, dated as of February 28, 2023, among Carnival Holdings (Bermuda) II Limited, as borrower, Carnival Corporation, Carnival plc, the other guarantors party thereto, the lender parties thereto and J.P. Morgan SE, as facilities agent.	10-Q	10.5	3/29/23

10.50*	Amendment of the 2020 Stock Plan.	10-Q	10.1	6/28/23

10.51*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	6/28/23

10.52*	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	6/28/23

10.53	Amendment and Restatement Agreement dated May 25, 2023 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, as most recently amended and restated on August 6, 2019 (and as otherwise amended from time to time), among Carnival Corporation, Carnival plc and Costa Crociere S.p.A., JPMorgan Chase Bank, N.A. as retiring arranger, Bank of America Europe Designated Activity Company as retiring facilities agent, and J.P. Morgan SE as new arranger and successor facilities agent.	10-Q	10.4	6/28/23

10.54	Amendment No. 5, dated as of June 16, 2023, by and among Carnival Corporation and Carnival Finance, LLC, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, to Term Loan Agreement, dated as of June 30, 2020.	10-Q	10.1	9/29/23

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.55	Term Loan Agreement, dated as of August 8, 2023, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank Trust Company, National Association, as security agent.	10-Q	10.2	9/29/23

10.56	Indenture, dated as of August 8, 2023, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, related to the 7.000% First-Priority Senior Secured Notes due 2029.	10-Q	10.3	9/29/23

10.57*#	Settlement Agreement between Mr. Michael Olaf Thamm and Carnival plc, concluded by Hamburg Labor Court on November 1, 2023 (English translation).				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Josh Weinstein, David Bernstein and Enrique Miguez authorizing such persons to sign this 2023 joint Annual Report on Form 10-K and any future amendments on their behalf.
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
X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Policy Relating to Recovery of Erroneously Awarded Compensation

97	Carnival Corporation & plc Clawback Policy.				X

Interactive data file

101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2023, as filed with the SEC on January 26, 2024 formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income (Loss) for the years ended November 30, 2023, 2022 and 2021;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2023, 2022 and 2021;				X
	(iii) the Consolidated Balance Sheets at November 30, 2023 and 2022;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2023, 2022 and 2021;				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2023, 2022 and 2021 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2023, as filed with the Securities and Exchange Commission on January 26, 2024, formatted in Inline XBRL (included as Exhibit 101)

* Indicates a management contract or compensation plan or arrangement.
** These items are furnished and not filed.
# Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and	President, Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 26, 2024	January 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and	President, Chief Executive Officer and
Chief Climate Officer and Director	Chief Climate Officer and Director
January 26, 2024	January 26, 2024

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 26, 2024	January 26, 2024

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chair of the Board of	Chair of the Board of
Directors	Directors
January 26, 2024	January 26, 2024

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 26, 2024	January 26, 2024

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 26, 2024	January 26, 2024

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 26, 2024	January 26, 2024

/s/*Jeffrey J. Gearhart	/s/*Jeffrey J. Gearhart
Jeffrey J. Gearhart	Jeffrey J. Gearhart
Director	Director
January 26, 2024	January 26, 2024

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 26, 2024	January 26, 2024

/s/*Sara Mathew	/s/*Sara Mathew
Sara Mathew	Sara Mathew
Director	Director
January 26, 2024	January 26, 2024

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 26, 2024	January 26, 2024

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 26, 2024	January 26, 2024

/s/*Randall Weisenburger	/s/*Randall Weisenburger
Randall Weisenburger	Randall Weisenburger
Director	Director
January 26, 2024	January 26, 2024

*By: /s/ Enrique Miguez	*By: /s/ Enrique Miguez
Enrique Miguez	Enrique Miguez
(Attorney-in-fact)	(Attorney-in-fact)
January 26, 2024	January 26, 2024