Form 10-Q
period 2024-02-29
CARNIVAL CORP; CARNIVAL PLC
filed 2024-03-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

At March 20, 2024, Carnival Corporation had outstanding 1,122,320,414 shares of Common Stock, $0.01 par value.
At March 20, 2024, Carnival plc had outstanding 187,675,369 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,122,320,414 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 29/28,
	2024	2023
Revenues
Passenger ticket	$3,617	$2,870
Onboard and other	1,790	1,563
	5,406	4,432
Operating Expenses
Commissions, transportation and other	819	655
Onboard and other	550	484
Payroll and related	623	582
Fuel	505	535
Food	346	311
Other operating	862	743
Cruise and tour operating expenses	3,705	3,311
Selling and administrative	813	712
Depreciation and amortization	613	582
	5,131	4,604
Operating Income (Loss)	276	(172)
Nonoperating Income (Expense)
Interest income	33	56
Interest expense, net of capitalized interest	(471)	(539)
Debt extinguishment and modification costs	(33)	—
Other income (expense), net	(18)	(30)
	(489)	(514)
Income (Loss) Before Income Taxes	(214)	(686)
Income Tax Benefit (Expense), Net	—	(7)
Net Income (Loss)	$(214)	$(693)
Earnings Per Share
Basic	$(0.17)	$(0.55)
Diluted	$(0.17)	$(0.55)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2024	2023
Net Income (Loss)	$(214)	$(693)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	—	(3)
Other	1	14
Other Comprehensive Income (Loss)	1	11
Total Comprehensive Income (Loss)	$(213)	$(682)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 29, 2024	November 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$2,242	$2,415
Trade and other receivables, net	644	556
Inventories	531	528
Prepaid expenses and other	1,067	1,767
Total current assets	4,484	5,266
Property and Equipment, Net	41,515	40,116
Operating Lease Right-of-Use Assets, Net	1,238	1,265
Goodwill	579	579
Other Intangibles	1,168	1,169
Other Assets	777	725
	$49,761	$49,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,195	$2,089
Current portion of operating lease liabilities	138	149
Accounts payable	1,103	1,168
Accrued liabilities and other	2,318	2,003
Customer deposits	6,642	6,072
Total current liabilities	12,396	11,481
Long-Term Debt	28,544	28,483
Long-Term Operating Lease Liabilities	1,138	1,170
Other Long-Term Liabilities	1,001	1,105
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,253 shares issued at 2024 and 1,250 shares issued at 2023	13	12
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2024 and 2023	361	361
Additional paid-in capital	16,679	16,712
Retained earnings (accumulated deficit)	(29)	185
Accumulated other comprehensive income (loss) (“AOCI”)	(1,938)	(1,939)
Treasury stock, 130 shares at 2024 and 2023 of Carnival Corporation and 73 shares at 2024 and 2023 of Carnival plc, at cost	(8,404)	(8,449)
Total shareholders’ equity	6,682	6,882
	$49,761	$49,120
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(214)	$(693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	613	582
(Gain) loss on debt extinguishment	33	—
(Income) loss from equity-method investments	3	11
Share-based compensation	11	9
Amortization of discounts and debt issue costs	36	44
Noncash lease expense	34	35
Other	16	7
	531	(4)
Changes in operating assets and liabilities
Receivables	(106)	(121)
Inventories	(7)	(19)
Prepaid expenses and other assets	634	(57)
Accounts payable	(11)	(35)
Accrued liabilities and other	108	28
Customer deposits	619	596
Net cash provided by (used in) operating activities	1,768	388
INVESTING ACTIVITIES
Purchases of property and equipment	(2,138)	(1,075)
Proceeds from sales of ships	—	23
Other	(25)	8
Net cash provided by (used in) investing activities	(2,163)	(1,044)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(1,390)	(679)
Debt issuance costs	(77)	(40)
Debt extinguishment costs	(31)	—
Proceeds from issuance of long-term debt	1,735	830
Other	—	(1)
Net cash provided by (used in) financing activities	237	111
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(162)	(546)
Cash, cash equivalents and restricted cash at beginning of period	2,436	6,037
Cash, cash equivalents and restricted cash at end of period	$2,274	$5,491

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income (loss)	—	—	—	(214)	—	—	(214)
Other comprehensive income (loss)	—	—	—	—	1	—	1
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	14	—	—	(2)	13
At February 29, 2024	$13	$361	$16,679	$(29)	$(1,938)	$(8,404)	$6,682

At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(693)	—	—	(693)
Other comprehensive income (loss)	—	—	—	—	11	—	11
Issuance of treasury shares for vested share-based awards	—	—	(36)	—	—	36	—
Share-based compensation and other	—	—	28	—	—	(1)	27
At February 28, 2023	$12	$361	$16,635	$(434)	$(1,972)	$(8,433)	$6,170
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

Basis of Presentation

The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 29/28, 2024 and 2023, and the Consolidated Balance Sheet at February 29, 2024 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2023 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 26, 2024.

For 2023, we reclassified $11 million from restricted cash to prepaid expenses and other in the Consolidated Balance Sheets and $40 million from other financing activities to debt issuance costs in the Consolidated Statements of Cash Flows to conform to the current year presentation.

Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance, Liabilities-Supplier Finance Programs - Disclosure of Supplier Finance Program Obligations. This guidance requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. On December 1, 2023, we adopted this guidance using the retrospective method for each period presented. The adoption of this guidance had no impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued guidance, Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is required to be adopted by us in 2025. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Regulatory Update

We became subject to the EU Emissions Trading Scheme (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The ETS regulates emissions through a “cap and trade” principle, where a cap is set on the total amount of certain emissions that can be emitted and requires us to procure emission allowances for certain emissions inside EU waters (as defined in the ETS). We record emission allowances at cost within prepaid expenses and other or other assets, based on the timing of when they are required to be surrendered. We record expense for emissions inside EU waters within fuel expense in the period incurred. As of February 29, 2024, the cost of allowances purchased and the related expenses were not material.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related costs of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation costs at the time of revenue recognition. The cost of prepaid air and other transportation costs at February 29, 2024 and November 30, 2023 were $273 million and $253 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. The fees, taxes and charges that vary with guest head counts are expensed in commissions, transportation and other costs when the corresponding revenues are recognized. The remaining portion of fees, taxes and charges are generally expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We record a liability for FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $7.0 billion as of February 29, 2024 and $6.4 billion as of November 30, 2023, which includes approximately $110 million of unredeemed FCCs as of February 29, 2024, of which approximately $88 million are refundable. At February 28, 2023, we had approximately $174 million of unredeemed FCCs, of which $124 million were refundable. During the three months ended February 29/28, 2024 and 2023, we recognized revenues of $3.5 billion and $2.8 billion related to our customer deposits as of November 30, 2023 and 2022. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Trade and Other Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We have receivables from credit card merchants and travel agents for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net and are less allowances for expected credit losses. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $328 million as of February 29, 2024 and $294 million as of November 30, 2023.

NOTE 3 – Debt

			February 29,	November 30,
(in millions)	Maturity	Rate (a) (b)	2024	2023
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.9%	$192	$192
Notes (c)	Aug 2027	9.9%	—	623
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	500
Loans
EUR floating rate (d)	Jun 2025	EURIBOR + 3.8%	837	851
Floating rate	Aug 2027 - Oct 2028	SOFR + 3.0 - 3.4% (e)	3,558	3,567
Total Secured Subsidiary Guaranteed			7,493	8,138
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,351	1,351
EUR Notes	Mar 2026	7.6%	542	550
Notes (c)	Mar 2027	5.8%	2,725	3,100
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
Notes	Jun 2030	10.5%	1,000	1,000
Loans
EUR floating rate	Apr 2024 - Mar 2026	EURIBOR + 2.4 - 4.0%	624	678
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.2% (e)	549	583
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,677	2,756
EUR floating rate	May 2024 - Nov 2034	EURIBOR + 0.2 - 0.8%	2,957	3,086
EUR fixed rate	Feb 2031 - Jul 2037	1.1 - 4.0%	5,197	3,652
Total Unsecured Subsidiary Guaranteed			21,179	20,312
Unsecured Notes (No Subsidiary Guarantee)
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	651	659
Total Unsecured Notes (No Subsidiary Guarantee)			851	859
Total Debt			31,552	31,339
Less: unamortized debt issuance costs and discounts			(813)	(768)
Total Debt, net of unamortized debt issuance costs and discounts			30,739	30,572
Less: current portion of long-term debt			(2,195)	(2,089)
Long-Term Debt			$28,544	$28,483

(a)The reference rates, together with any applicable credit adjustment spread, for substantially all of our variable debt have 0.0% to 0.75% floors.
(b)The above debt table excludes the impact of any outstanding derivative contracts.
(c)See “Extinguishments” below.
(d)Subsequent to February 29, 2024, we prepaid $837 million of principal payments for our Euro floating rate loan originally scheduled to mature in 2025.
(e)Includes applicable credit adjustment spread.

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding the following:
•$2.0 billion of senior priority notes (the “2028 Senior Priority Notes”), issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation
•$0.4 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc
•$0.9 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation
•$0.1 billion under an export credit facility of Sun Princess II Limited, a subsidiary of Carnival Corporation

In addition, Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”) will be the primary obligor under a $2.5 billion multi-currency revolving facility (“New Revolving Facility”) when the New Revolving Facility replaces our Revolving Facility upon its maturity in August 2024. See “Revolving Facilities.”

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

As of February 29, 2024, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2024	$1,719
2025 (a)	2,350
2026	3,323
2027	5,457
2028	9,115
Thereafter	9,588
Total	$31,552

(a)Subsequent to February 29, 2024, we prepaid $837 million of our euro floating rate loan originally scheduled to mature in 2025.

Revolving Facilities

We had $3.0 billion available for borrowing under our Revolving Facility as of February 29, 2024. We may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility.

Carnival Holdings II has a $2.5 billion New Revolving Facility which may be utilized from August 2024 through August 2027, replacing our Revolving Facility upon its maturity in August 2024. The New Revolving Facility was extended from 2025 to 2027 and contains an accordion feature, which Carnival Holdings II partially exercised in February 2024 to increase commitments from $2.1 billion to $2.5 billion. The accordion feature allows for further additional commitments not to exceed the aggregate commitments under our Revolving Facility.

Extinguishments

During the three months ended February 29, 2024, we extinguished an aggregate principal amount of $998 million of our 5.8% senior notes and 9.9% second-priority secured notes due 2027.

Export Credit Facility Borrowings

During the three months ended February 29, 2024, we borrowed $1.7 billion under export credit facilities due in semi-annual installments through 2036. As of February 29, 2024, the net book value of the vessels subject to negative pledges was $18.1 billion.

Collateral and Priority Pool

As of February 29, 2024, the net book value of our ships and ship improvements, excluding ships under construction, is $39.3 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $23.0 billion, including $21.3 billion related to vessels and certain assets related to those vessels) as of February 29, 2024 and certain other assets.

As of February 29, 2024, $8.1 billion in net book value of our ships and ship improvements relate to the priority pool vessels included in the priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes and $2.9 billion in net book value of our ship and ship improvements relate to the priority pool vessels included in the priority pool of three unencumbered vessels (the “New Revolving Facility Vessels”) for our New Revolving Facility. As of February 29, 2024, there was no change in the identity of the Senior Priority Notes Subject Vessels or the New Revolving Facility Vessels.

Covenant Compliance

As of March 26, 2024, our Revolving Facility, New Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

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
◦For our export credit facilities, from the end of each fiscal quarter from May 31, 2024, at a ratio of not less than 2.0 to 1.0 for each testing date occurring from May 31, 2024 until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards.
•For certain of our unsecured loans and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion.
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 67.5% for the February 29, 2024 testing date, following which it will be tested at 65% from the May 31, 2024 testing date onwards.
•Maintain minimum liquidity of $1.5 billion.
•Adhere to certain restrictive covenants through August 2027 (subject to such covenants terminating if the Company reaches an investment grade credit rating in accordance with the agreement governing the New Revolving Facility).
•Limit the amounts of our secured assets as well as secured and other indebtedness.

At February 29, 2024, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We have filed an appeal. Oral argument has been scheduled for May 17, 2024.

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

As of February 29, 2024, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. Additionally, on December 6, 2023, the High Court of Australia ruled on appeal that United States and United Kingdom passengers were properly included in the class, regardless of the ticket contract terms applicable to those passengers. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

We have incurred legal and other costs in connection with cyber incidents that have impacted us. The penalties and settlements paid in connection with cyber incidents over recent years were not material. While these incidents did not have a material adverse effect on our business, results of operations, financial position or liquidity, no assurances can be given about the future and we may be subject to future attacks, incidents or litigation that could have such a material adverse effect.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor.

As of February 29, 2024 and November 30, 2023, we had $25 million and $844 million in reserve funds. Additionally, as of February 29, 2024 and November 30, 2023, we had $158 million in compensating deposits we are required to maintain. These balances are included within other assets as of February 29, 2024.

Ship Commitments

As of February 29, 2024, and including commitments entered into subsequent to February 29, 2024 (contingent on financing which is expected to be completed in 2024), our new ship growth capital commitments were $0.8 billion for the remainder of 2024 and $0.9 billion, $0.3 billion, $1.2 billion and $1.0 billion for the years ending November 30, 2025, 2026, 2027 and 2028.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 29, 2024				November 30, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,027	$—	$22,733	$—	$22,575	$—	$21,503	$—
Floating rate debt (a)	8,525	—	8,289	—	8,764	—	8,225	—
Total	$31,552	$—	$31,022	$—	$31,339	$—	$29,728	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 29, 2024			November 30, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$983	$—	$—	$1,021	$—	$—
Derivative financial instruments	—	22	—	—	22	—
Total	$983	$22	$—	$1,021	$22	$—
Liabilities
Derivative financial instruments	$—	$10	$—	$—	$28	$—
Total	$—	$10	$—	$—	$28	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of February 29, 2024 and November 30, 2023, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2023	$927	$237	$1,164
Exchange movements	—	(1)	(1)
February 29, 2024	$927	$236	$1,163

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 29, 2024	November 30, 2023
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Other assets	$21	$22
Derivatives not designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	1	1
Total derivative assets		$22	$22
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (b)	Other long-term liabilities	$—	$12
Interest rate swaps (a)	Other long-term liabilities	10	16
Total derivative liabilities		$10	$28

(a)We have interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $46 million at February 29, 2024 and November 30, 2023 of EURIBOR-based floating rate euro debt to fixed rate euro debt, and $2.5 billion at February 29, 2024 of SOFR-based variable rate debt to fixed rate debt. As of February 29, 2024 and November 30, 2023, the EURIBOR-based interest rate swaps settle through 2025 and were not designated as cash flow hedges; the SOFR-based interest rate swaps settle through 2027 and were designated as cash flow hedges.
(b)At November 30, 2023, we had a cross currency swap with a notional amount of $670 million that was designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. This cross currency swap was terminated in January 2024.

Our derivative contracts include rights of offset with our counterparties. As of February 29, 2024 and November 30, 2023, there was no netting for our derivative assets and liabilities. The amounts that were not offset in the balance sheet were not material.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 29/28,
(in millions)	2024	2023
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$—	$15
Cross currency swaps – net investment hedges - excluded component	$—	$(4)
Interest rate swaps – cash flow hedges	$13	$14
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(11)	$(1)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$2	$1

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three months ended February 29, 2024 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, energy efficiency, itinerary efficiency and new technologies and alternative fuels.

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

Investment Currency Risks

We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We have euro-denominated debt which provides an economic offset for our operations with euro functional currency. In addition, we have in the past and may in the future utilize derivative financial instruments, such as cross currency swaps, to manage our exposure to investment currency risks.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.
At February 29, 2024, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $2.8 billion for newbuilds scheduled to be delivered through 2027.
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

NOTE 6 – Segment Information

The chief operating decision maker, who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) NAA cruise operations, (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.
Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	Three Months Ended February 29/28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2024
NAA	$3,574	$2,402	$502	$398	$272
Europe	1,769	1,251	234	164	119
Cruise Support	59	36	73	45	(95)
Tour and Other	4	15	4	6	(21)
	$5,406	$3,705	$813	$613	$276
2023
NAA	$3,078	$2,189	$440	$363	$86
Europe	1,294	1,078	213	169	(166)
Cruise Support	51	25	53	42	(69)
Tour and Other	9	18	5	7	(21)
	$4,432	$3,311	$712	$582	$(172)
Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended February 29/28,
(in millions)	2024	2023
North America	$3,121	$2,696
Europe	1,567	1,187
Australia	425	338
Other	293	211
	$5,406	$4,432

NOTE 7 – Earnings Per Share

	Three Months Ended February 29/28,
(in millions, except per share data)	2024	2023
Net income (loss) for basic and diluted earnings per share	$(214)	$(693)
Weighted-average shares outstanding	1,264	1,260
Diluted weighted-average shares outstanding	1,264	1,260
Basic earnings per share	$(0.17)	$(0.55)
Diluted earnings per share	$(0.17)	$(0.55)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 29/28,
(in millions)	2024	2023
Equity awards	6	1
Convertible Notes	127	137
Total antidilutive securities	133	138

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 29, 2024	November 30, 2023
Cash and cash equivalents (Consolidated Balance Sheets)	$2,242	$2,415
Restricted cash (included in prepaid expenses and other and other assets)	32	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$2,274	$2,436

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
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by our substantial debt balance incurred during the pause of our guest cruise operations. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:
•Events and conditions around the world, including geopolitical uncertainty, war and other military actions, inflation, higher fuel prices, higher interest rates and other general concerns impacting the ability or desire of people to travel have led, and may in the future lead, to a decline in demand for cruises as well as negative impacts to our operating costs and profitability.
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

Known Trends and Uncertainties

•We believe the volatility in the price of fuel and foreign currency exchange rates are reasonably likely to impact our profitability.
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

•We believe the increasing global focus on climate change, including the reduction of greenhouse gas emissions and new and evolving regulatory requirements, is reasonably likely to have a material negative impact on our future financial results. We became subject to the EU ETS on January 1, 2024, which includes a three-year phase-in period. The impact in 2024 will be approximately $50 million.

Statistical Information

	Three Months Ended February 29/28,
	2024	2023
Passenger Cruise Days (“PCDs”) (in millions) (a)	23.5	20.2
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	23.0	22.1
Occupancy percentage (d)	102%	91%
Passengers carried (in millions)	3.0	2.7

Fuel consumption in metric tons (in millions)	0.7	0.7
Fuel consumption in metric tons per thousand ALBDs	31.8	33.4
Fuel cost per metric ton consumed (excluding European Union Allowance (“EUA”))	$686	$730
EUA cost per metric ton of emissions	$81	$—
EUA expense (in millions)	$3	$—

Currencies (USD to 1)
AUD	$0.66	$0.69
CAD	$0.74	$0.74
EUR	$1.09	$1.07
GBP	$1.27	$1.22

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

(c)For the three months ended February 29, 2024 compared to the three months ended February 28, 2023, we had a 4.2% capacity increase in ALBDs comprised of a 3.1% capacity increase in our NAA segment and a 6.1% capacity increase in our Europe segment.

Our NAA segment’s capacity increase was caused by the impacts from:
•One Carnival Cruise Line 4,090-passenger capacity ship transferred from Costa Cruises and entered into service in May 2023
•One Seabourn 260-passenger capacity ship that entered into service in July 2023
•One Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•One Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024

The increase in our NAA segment’s capacity was partially offset by more ship dry-dock days in 2024 compared to 2023.

Our Europe segment’s capacity increase was caused by the impacts from:
•The return to service of two ships as part of the completion of our return to guest cruise operations
•One P&O Cruises (UK) 5,280-passenger capacity ship that entered into service in December 2022

The increase in our Europe segment’s capacity was partially offset by the impacts from:
•One Costa Cruises 4,090-passenger capacity ship that was transferred to Carnival Cruise Line in March 2023
•One AIDA Cruises 1,270-passenger capacity ship removed from service in November 2023
•One Costa Cruises 4,240-passenger capacity ship that was transferred to Carnival Cruise Line in February 2024 and is scheduled to enter service in April 2024

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 29, 2024 (“2024”) Compared to Three Months Ended February 28, 2023 (“2023”)

Revenues

Consolidated

Passenger ticket revenues made up 67% of our 2024 total revenues. Passenger ticket revenues increased by $747 million, or 26%, to $3.6 billion in 2024 from $2.9 billion in 2023.

This increase was caused by:
•$352 million - 12% increase in occupancy
•$252 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$120 million - 4.2% capacity increase in ALBDs
•$32 million - net favorable foreign currency translational impact

The remaining 33% of 2024 total revenues was comprised of onboard and other revenues, which increased by $227 million, or 15%, to $1.8 billion in 2024 from $1.6 billion in 2023.

This increase was principally due to:
•$147 million - 12% increase in occupancy
•$56 million - 4.2% capacity increase in ALBDs

NAA Segment

Passenger ticket revenues made up 63% of our NAA segment’s 2024 total revenues. Passenger ticket revenues increased by $376 million, or 20%, to $2.3 billion in 2024 from $1.9 billion in 2023.

This increase was caused by:
•$216 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$123 million - 6.5% increase in occupancy
•$59 million - 3.1% capacity increase in ALBDs

The remaining 37% of our NAA segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $120 million, or 10%, to $1.3 billion in 2024 compared to $1.2 billion in 2023.

This increase was substantially all due to:
•$77 million - 6.5% increase in occupancy
•$37 million - 3.1% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2024 total revenues. Passenger ticket revenues increased by $373 million, or 38%, to $1.4 billion in 2024 compared to $1.0 billion in 2023.

This increase was substantially all due to:
•$230 million - 23% increase in occupancy
•$61 million - 6.1% capacity increase in ALBDs
•$36 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$34 million - net favorable foreign currency translational impact

The remaining 23% of our Europe segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $102 million, or 34%, to $404 million in 2024 from $302 million in 2023.

This increase was principally due to:
•$70 million - 23% increase in occupancy
•$19 million - 6.1% capacity increase in ALBDs

Costs and Expenses

Consolidated

Operating costs and expenses increased by $394 million, or 12%, to $3.7 billion in 2024 from $3.3 billion in 2023.

This increase was driven by:
•$134 million - 4.2% capacity increase in ALBDs
•$126 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$72 million - 12% increase in occupancy
•$43 million - higher onboard and other cost of sales driven by higher onboard revenues
•$30 million - higher repair and maintenance expenses (including dry-dock expenses)
•$25 million - net unfavorable foreign currency translational impact
•$25 million - higher port expenses

These increases were partially offset by $52 million of lower fuel expenses.

Selling and administrative expenses increased by $101 million, or 14%, to $813 million in 2024 from $712 million in 2023. This increase was caused by an increase in advertising costs and administrative expenses, which includes an increase in compensation costs.

NAA Segment

Operating costs and expenses increased by $213 million, or 9.7%, to $2.4 billion in 2024 from $2.2 billion in 2023.

This increase was driven by:
•$68 million - 3.1% capacity increase in ALBDs
•$47 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$44 million - higher repair and maintenance expenses (including dry-dock expenses)
•$26 million - higher onboard and other cost of sales driven by higher onboard revenues
•$26 million - 6.5% increase in occupancy
•$20 million - higher port expenses

These increases were partially offset by $30 million of lower fuel expenses.

Selling and administrative expenses increased by $62 million, or 14%, to $502 million in 2024 from $440 million in 2023. This increase was caused by an increase in advertising costs and administrative expenses, which includes an increase in compensation costs.

Europe Segment

Operating costs and expenses increased by $173 million, or 16%, to $1.3 billion in 2024 from $1.1 billion in 2023.

This increase was caused by:
•$79 million - higher commissions, transportation costs, and other expenses driven by an increase in the number of guests
•$66 million - 6.1% capacity increase in ALBDs
•$45 million - 23% increase in occupancy
•$27 million - net unfavorable foreign currency translational impact
•$17 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by:
•$22 million - lower fuel expenses
•$14 million - lower repair and maintenance expenses (including dry-dock expenses)

Selling and administrative expenses increased by $21 million, or 10%, to $234 million in 2024 from $213 million in 2023. This increase was caused by an increase in advertising costs and administrative expenses, which includes an increase in compensation costs.

Operating Income (Loss)

Our consolidated operating income (loss) increased by $447 million to $276 million in 2024 from $(172) million in 2023. Our NAA segment’s operating income (loss) increased by $187 million to $272 million in 2024 from $86 million in 2023, and our Europe segment’s operating income (loss) increased by $286 million to $119 million in 2024 from $(166) million in 2023. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $68 million, or 13%, to $471 million in 2024 from $539 million in 2023. The decrease was caused by a decrease in total debt.

Debt extinguishment costs were $33 million in 2024 as a result of debt transactions occurring during the current period.

Liquidity, Financial Condition and Capital Resources

As of February 29, 2024, we had $5.2 billion of liquidity including $2.2 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024, at which point it will be replaced by the $2.5 billion New Revolving Facility available through August 2027. We will continue to pursue various opportunities to repay portions of our existing indebtedness and refinance future debt maturities to extend maturity dates and reduce interest expense. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $7.9 billion as of February 29, 2024 compared to a working capital deficit of $6.2 billion as of November 30, 2023. The increase in working capital deficit was primarily due to an increase in customer deposits and the current portion of long-term debt as well as a decrease in prepaid expenses and other. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.6 billion and $6.1 billion of customer deposits as of February 29, 2024 and November 30, 2023, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Sources and Uses of Cash

Operating Activities

Our business provided $1.8 billion of net cash flows from operating activities during the three months ended February 29, 2024, an increase of $1.4 billion, compared to $0.4 billion provided for the same period in 2023. This was driven by an increase in net cash provided by operating activities and an increase in cash provided by the release of substantially all credit card reserves (included in the change in prepaid expenses and other assets).

Investing Activities
During the three months ended February 29, 2024, net cash used in investing activities was $2.2 billion. This was driven by:
•Capital expenditures of $1.7 billion for our ongoing new shipbuilding program
•Capital expenditures of $0.4 billion for ship improvements and replacements, information technology and buildings and improvements

During the three months ended February 28, 2023, net cash used in investing activities was $1.0 billion. This was driven by:
•Capital expenditures of $0.8 billion for our ongoing new shipbuilding program
•Capital expenditures of $0.2 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $23 million

Financing Activities

During the three months ended February 29, 2024, net cash provided by financing activities of $0.2 billion was caused by:
•Repayments of $1.4 billion of long-term debt
•Debt issuance costs of $77 million
•Debt extinguishment costs of $31 million
•Issuances of $1.7 billion of long-term debt

During the three months ended February 28, 2023, net cash provided by financing activities of $0.1 billion was caused by:
•Issuances of $0.8 billion of long-term debt
•Repayments of $0.7 billion of long-term debt
•Payments of $40 million related to debt issuance costs

Funding Sources

As of February 29, 2024, we had $5.2 billion of liquidity including $2.2 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024, at which point it will be replaced by the New Revolving Facility available through August 2027. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $2.8 billion of undrawn export credit facilities to fund ship deliveries planned through 2027. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2024	2025	2026	2027
Future export credit facilities at February 29, 2024	$0.6	$0.7	$—	$1.4

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At February 29, 2024, we were in compliance with the applicable covenants under our debt agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2023 Form 10-K.

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

February 29, 2024
Fixed rate	61%
EUR fixed rate	20%
Floating rate	5%
EUR floating rate	14%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2024, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions” and “Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe may exceed $1 million for such proceedings.

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

On February 5, 2024, P&O Cruises (Australia) notified AMSA and the UK Marine Accident Investigation Branch that a small amount of oil may have inadvertently contaminated grey water which was discharged by Pacific Adventure in the Great Barrier Reef Marine Park, Queensland. We are conducting an internal investigation and intend to cooperate with any inquiries from governmental authorities. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the Form 10-K, and there has been no material change to these risk factors since the Form 10-K filing. These risks should be carefully considered, and could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. During the three months ended February 29, 2024, there were no sales or repurchases under the Stock Swap Program. During the three months ended February 29, 2024, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased.

Item 5. Other Information.

C.Trading Plans

During the quarter ended February 29, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, as filed with the Securities and Exchange Commission on March 27, 2024, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three months ended February 29/28, 2024 and 2023;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 29/28, 2024 and 2023;				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
	(iii) the Consolidated Balance Sheets at February 29, 2024 and November 30, 2023;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 29/28, 2024 and 2023;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 29/28, 2024 and 2023;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, as filed with the Securities and Exchange Commission on March 27, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and Chief Climate Officer	President, Chief Executive Officer and Chief Climate Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: March 27, 2024	Date: March 27, 2024