Form 10-Q
period 2024-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2024-06-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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

At June 20, 2024, Carnival Corporation had outstanding 1,122,454,762 shares of Common Stock, $0.01 par value.
At June 20, 2024, Carnival plc had outstanding 187,677,217 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,122,454,762 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

Table of Content
CARNIVAL CORPORATION & PLC

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenues
Passenger ticket	$3,754	$3,141	$7,370	$6,011
Onboard and other	2,027	1,770	3,817	3,332
	5,781	4,911	11,187	9,343
Operating Expenses
Commissions, transportation and other	732	619	1,552	1,274
Onboard and other	628	549	1,178	1,033
Payroll and related	614	601	1,237	1,183
Fuel	525	489	1,030	1,024
Food	360	325	706	636
Other operating	938	875	1,800	1,619
Cruise and tour operating expenses	3,798	3,457	7,502	6,768
Selling and administrative	789	736	1,603	1,448
Depreciation and amortization	634	597	1,247	1,179
	5,221	4,791	10,352	9,394
Operating Income (Loss)	560	120	836	(52)
Nonoperating Income (Expense)
Interest income	25	69	58	124
Interest expense, net of capitalized interest	(450)	(542)	(921)	(1,082)
Debt extinguishment and modification costs	(33)	(31)	(66)	(31)
Other income (expense), net	(7)	(17)	(25)	(47)
	(464)	(522)	(953)	(1,036)
Income (Loss) Before Income Taxes	96	(402)	(118)	(1,087)
Income Tax Benefit (Expense), Net	(5)	(5)	(5)	(13)
Net Income (Loss)	$92	$(407)	$(123)	$(1,100)
Earnings Per Share
Basic	$0.07	$(0.32)	$(0.10)	$(0.87)
Diluted	$0.07	$(0.32)	$(0.10)	$(0.87)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Net Income (Loss)	$92	$(407)	$(123)	$(1,100)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	7	102	7	99
Other	11	(33)	12	(19)
Other Comprehensive Income (Loss)	18	69	19	79
Total Comprehensive Income (Loss)	$110	$(338)	$(104)	$(1,021)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2024	November 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,646	$2,415
Trade and other receivables, net	494	556
Inventories	509	528
Prepaid expenses and other	1,118	1,767
Total current assets	3,768	5,266
Property and Equipment, Net	42,105	40,116
Operating Lease Right-of-Use Assets, Net	1,282	1,265
Goodwill	579	579
Other Intangibles	1,167	1,169
Other Assets	702	725
	$49,603	$49,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,181	$2,089
Current portion of operating lease liabilities	144	149
Accounts payable	1,063	1,168
Accrued liabilities and other	2,114	2,003
Customer deposits	7,883	6,072
Total current liabilities	13,385	11,481
Long-Term Debt	27,154	28,483
Long-Term Operating Lease Liabilities	1,174	1,170
Other Long-Term Liabilities	1,075	1,105
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,253 shares issued at 2024 and 1,250 shares issued at 2023	13	12
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2024 and 2023	361	361
Additional paid-in capital	16,701	16,712
Retained earnings	62	185
Accumulated other comprehensive income (loss) (“AOCI”)	(1,919)	(1,939)
Treasury stock, 130 shares at 2024 and 2023 of Carnival Corporation and 73 shares at 2024 and 2023 of Carnival plc, at cost	(8,404)	(8,449)
Total shareholders’ equity	6,814	6,882
	$49,603	$49,120
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(123)	$(1,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,247	1,179
(Gain) loss on debt extinguishment	63	31
(Income) loss from equity-method investments	7	27
Share-based compensation	30	31
Amortization of discounts and debt issue costs	72	85
Noncash lease expense	67	72
Other	55	(9)
	1,417	316
Changes in operating assets and liabilities
Receivables	38	(55)
Inventories	14	(6)
Prepaid expenses and other assets	449	(805)
Accounts payable	(52)	(23)
Accrued liabilities and other	(30)	69
Customer deposits	1,971	2,029
Net cash provided by (used in) operating activities	3,807	1,525
INVESTING ACTIVITIES
Purchases of property and equipment	(3,457)	(1,772)
Proceeds from sales of ships	—	255
Other	72	8
Net cash provided by (used in) investing activities	(3,384)	(1,509)
FINANCING ACTIVITIES
Repayments of short-term borrowings	—	(200)
Principal repayments of long-term debt	(4,072)	(2,294)
Debt issuance costs	(117)	(94)
Debt extinguishment costs	(41)	—
Proceeds from issuance of long-term debt	3,048	1,016
Proceeds from issuance of common stock	—	5
Proceeds from issuance of common stock under the Stock Swap Program	—	22
Purchase of treasury stock under the Stock Swap Program	—	(20)
Other	(1)	13
Net cash provided by (used in) financing activities	(1,183)	(1,552)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	(767)	(1,530)
Cash, cash equivalents and restricted cash at beginning of period	2,436	6,037
Cash, cash equivalents and restricted cash at end of period	$1,669	$4,507

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At February 29, 2024	$13	$361	$16,679	$(29)	$(1,938)	$(8,404)	$6,682
Net income (loss)	—	—	—	92	—	—	92
Other comprehensive income (loss)	—	—	—	—	18	—	18
Share-based compensation and other	—	—	22	—	—	—	22
At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814

At February 28, 2023	$12	$361	$16,635	$(434)	$(1,972)	$(8,433)	$6,170
Net income (loss)	—	—	—	(407)	—	—	(407)
Other comprehensive income (loss)	—	—	—	—	69	—	69
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(5)	—	—	5	—
Share-based compensation and other	—	—	24	—	—	(1)	23
At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865

Table of Content

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income (loss)	—	—	—	(123)	—	—	(123)
Other comprehensive income (loss)	—	—	—	—	19	—	19
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	36	—	—	(2)	35
At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814

At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(1,100)	—	—	(1,100)
Other comprehensive income (loss)	—	—	—	—	79	—	79
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	52	—	—	(2)	50
At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865
(a)We adopted the provisions of Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity on December 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2023 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2024.

For 2023, we reclassified $11 million from restricted cash to prepaid expenses and other in the Consolidated Balance Sheets and $94 million from other financing activities to debt issuance costs in the Consolidated Statements of Cash Flows to conform to the current year presentation.

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

In December 2023, the FASB issued guidance, Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is required to be adopted by us in 2026. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Table of Content

Regulatory Updates

We became subject to the EU Emissions Trading Scheme (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The ETS regulates emissions through a “cap and trade” principle, where a cap is set on the total amount of certain emissions that can be emitted and requires us to procure emission allowances for certain emissions inside EU waters (as defined in the ETS). We record emission allowances at cost within prepaid expenses and other or other assets, based on the timing of when they are required to be surrendered. We record expense for emissions inside EU waters within fuel expense in the period incurred. As of May 31, 2024, the cost of allowances purchased was $49 million. For the three and six months ended May 31, 2024, expense for ETS emissions were not material.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related costs of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation costs at the time of revenue recognition. The cost of prepaid air and other transportation costs at May 31, 2024 and November 30, 2023 were $282 million and $253 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We record a liability for FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $8.3 billion as of May 31, 2024 and $6.4 billion as of November 30, 2023, which includes approximately $60 million of unredeemed FCCs as of May 31, 2024, of which approximately $36 million are refundable. At November 30, 2023, we had approximately $134 million of unredeemed FCCs, of which $111 million were refundable. During the six months ended May 31, 2024 and 2023, we recognized revenues of $4.7 billion and $3.6 billion related to our customer deposits as of November 30, 2023 and 2022. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Trade and Other Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We have receivables from credit card merchants and travel agents for cruise

Table of Content
ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net and are less allowances for expected credit losses.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $434 million as of May 31, 2024 and $294 million as of November 30, 2023.

Table of Content
NOTE 3 – Debt

			May 31,	November 30,
(in millions)	Maturity	Rate (a) (b)	2024	2023
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.9%	$192	$192
Notes (c)	Aug 2027	9.9%	—	623
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	500
Loans
EUR floating rate (c)	Jun 2025	EURIBOR + 3.8%	—	851
Floating rate	Aug 2027 - Oct 2028	SOFR + 2.8% (d)	2,749	3,567
Total Secured Subsidiary Guaranteed			5,847	8,138
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,351	1,351
EUR Notes (c)	Mar 2026	7.6%	—	550
Notes (c)	Mar 2027	5.8%	2,725	3,100
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
EUR Notes	Jan 2030	5.8%	540	—
Notes	Jun 2030	10.5%	1,000	1,000
Loans
EUR floating rate (e)	Apr 2025 - Mar 2026	EURIBOR + 2.4 - 3.3%	576	678
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.2% (f)	549	583
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,563	2,756
EUR floating rate	Mar 2025 - Nov 2034	EURIBOR + 0.2 - 0.8%	2,835	3,086
EUR fixed rate	Feb 2031 - Jul 2037	1.1 - 4.0%	5,734	3,652
Total Unsecured Subsidiary Guaranteed			21,429	20,312
Unsecured Notes (No Subsidiary Guarantee)
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	648	659
Total Unsecured Notes (No Subsidiary Guarantee)			848	859
Total Debt			30,154	31,339
Less: unamortized debt issuance costs and discounts			(820)	(768)
Total Debt, net of unamortized debt issuance costs and discounts			29,334	30,572
Less: current portion of long-term debt			(2,181)	(2,089)
Long-Term Debt			$27,154	$28,483

Table of Content
(a)The reference rates, together with any applicable credit adjustment spread, for substantially all of our variable debt have 0.0% to 0.75% floors.
(b)The above debt table excludes the impact of any outstanding derivative contracts.
(c)See “Debt Prepayments” below.
(d)As part of the repricing of our senior secured term loans, we amended the loans’ margin from 3.0% – 3.4% (inclusive of credit adjustment spread) to 2.8%. See “Repricing of senior secured term loans” below.
(e)The maturity of the principal amount of $216 million was extended from April 2024 to April 2025.
(f)Includes applicable credit adjustment spread.

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

As of May 31, 2024, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2024	$1,195
2025	1,744
2026	2,790
2027	5,212
2028	8,741
Thereafter	10,472
Total	$30,154

Revolving Facilities

We had $3.0 billion available for borrowing under our Revolving Facility as of May 31, 2024. We may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2024, subject to satisfaction of the conditions in the facility.

Carnival Holdings II has a $2.5 billion New Revolving Facility which may be utilized from August 2024 through August 2027, replacing our Revolving Facility upon its maturity in August 2024. The New Revolving Facility was extended from 2025 to 2027 and contains an accordion feature, which Carnival Holdings II partially exercised in 2024 to increase commitments from $2.1 billion to $2.5 billion. The accordion feature allows for further additional commitments not to exceed the aggregate commitments under our Revolving Facility.

Repricing of Senior Secured Term Loans

In April 2024, we entered into amendments with the lender syndicate to reprice $1.7 billion of our first-priority senior secured term loan facility maturing in 2028 and $1.0 billion of our senior secured term loan facility maturing in 2027, which are included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above.

Table of Content
2030 Senior Unsecured Notes

In April 2024, we issued $535 million aggregate principal amount of 5.8% senior unsecured notes due 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 7.6% senior unsecured notes due 2026.

Debt Prepayments

During the six months ended May 31, 2024, we made prepayments for the following debt instruments:

•Euro-denominated tranche of our first-priority senior secured term loan facility maturing in 2025
•First-priority senior secured term loan facilities maturing in 2027 and 2028
•9.9% second-priority secured notes due 2027
•7.6% senior unsecured notes due 2026
•5.8% senior unsecured notes due 2027

The aggregate amount of these prepayments was $3.2 billion.

Export Credit Facility Borrowings

During the six months ended May 31, 2024, we borrowed $2.3 billion under export credit facilities due in semi-annual installments through 2036. As of May 31, 2024, the net book value of the vessels subject to negative pledges was $18.8 billion.

Collateral and Priority Pool

As of May 31, 2024, the net book value of our ships and ship improvements, excluding ships under construction, is $40.0 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $22.8 billion, including $21.1 billion related to vessels and certain assets related to those vessels) as of May 31, 2024 and certain other assets.

As of May 31, 2024, $8.1 billion in net book value of our ships and ship improvements relate to the priority pool vessels included in the priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes and $2.9 billion in net book value of our ship and ship improvements relate to the priority pool vessels included in the priority pool of three unencumbered vessels (the “New Revolving Facility Subject Vessels”) for our New Revolving Facility. As of May 31, 2024, there was no change in the identity of the Senior Priority Notes Subject Vessels or the New Revolving Facility Subject Vessels.

Covenant Compliance

As of May 31, 2024, our Revolving Facility, New Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

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
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%.
•Maintain minimum liquidity of $1.5 billion.
•Adhere to certain restrictive covenants through August 2027 (subject to such covenants terminating if the Company reaches an investment grade credit rating in accordance with the agreement governing the New Revolving Facility).
•Limit the amounts of our secured assets as well as secured and other indebtedness.

Table of Content

At May 31, 2024, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

NOTE 4 – Contingencies and Commitments

Litigation

We are routinely involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business. We have insurance coverage for certain of these claims and actions, or any settlement of these claims and actions, and historically the maximum amount of our liability, net of any insurance recoverables, has been limited to our self-insurance retention levels.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We have filed an appeal. Oral argument was held on May 17, 2024.

As of May 31, 2024, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

Table of Content
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

As of May 31, 2024 and November 30, 2023, we had $25 million and $844 million in reserve funds. Additionally, as of May 31, 2024 and November 30, 2023, we had $51 million and $158 million in compensating deposits we are required to maintain. These balances are included within other assets as of May 31, 2024.

Ship Commitments

As of May 31, 2024, our new ship growth capital commitments were $0.1 billion for the remainder of 2024 and $0.9 billion, $0.3 billion, $1.2 billion and $1.0 billion for the years ending November 30, 2025, 2026, 2027 and 2028.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2024				November 30, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,445	$—	$22,919	$—	$22,575	$—	$21,503	$—
Floating rate debt (a)	6,709	—	6,516	—	8,764	—	8,225	—
Total	$30,154	$—	$29,435	$—	$31,339	$—	$29,728	$—

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

Table of Content
Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2024			November 30, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$769	$—	$—	$1,021	$—	$—
Derivative financial instruments	—	24	—	—	22	—
Total	$769	$24	$—	$1,021	$22	$—
Liabilities
Derivative financial instruments	$—	$—	$—	$—	$28	$—
Total	$—	$—	$—	$—	$28	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of May 31, 2024 and November 30, 2023, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2023	$927	$237	$1,164
Exchange movements	—	(1)	(1)
May 31, 2024	$927	$236	$1,163

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2024	November 30, 2023
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$19	$—
	Other assets	4	22
Derivatives not designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	—	1
Total derivative assets		$24	$22
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (b)	Other long-term liabilities	$—	$12
Interest rate swaps (a)	Other long-term liabilities	—	16
Total derivative liabilities		$—	$28

(a)We have interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $22 million at May 31, 2024 and $46 million at November 30, 2023 of EURIBOR-based floating rate euro debt to fixed rate euro debt, and $2.0 billion at May 31, 2024 of SOFR-based variable rate debt to fixed rate debt. As of May 31, 2024 and November 30, 2023, the EURIBOR-based interest rate swaps settle through 2025 and were not designated as cash flow hedges; the SOFR-based interest rate swaps settle through 2027 and were designated as cash flow hedges.

Table of Content
(b)At November 30, 2023, we had a cross currency swap with a notional amount of $670 million that was designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. This cross currency swap was terminated in January 2024.

Our derivative contracts include rights of offset with our counterparties. As of May 31, 2024 and November 30, 2023, there was no netting for our derivative assets and liabilities. The amounts that were not offset in the balance sheet were not material.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2024	2023	2024	2023
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$—	$(5)	$—	$9
Cross currency swaps – net investment hedges - excluded component	$—	$—	$—	$(4)
Interest rate swaps – cash flow hedges	$20	$(33)	$33	$(19)
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(8)	$(9)	$(20)	$(10)
Foreign currency zero cost collars – Depreciation and amortization	$—	$—	$1	$(1)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$—	$3	$2	$4

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and six months ended May 31, 2024 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

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

Table of Content
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
At May 31, 2024, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $2.1 billion for newbuilds scheduled to be delivered through 2027.
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

Table of Content
Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2024
NAA	$3,984	$2,580	$464	$414	$525
Europe	1,697	1,135	230	164	168
Cruise Support	63	39	90	49	(114)
Tour and Other	37	44	6	6	(19)
	$5,781	$3,798	$789	$634	$560
2023
NAA	$3,355	$2,282	$435	$374	$265
Europe	1,465	1,101	222	169	(27)
Cruise Support	55	29	71	48	(93)
Tour and Other	35	45	8	7	(25)
	$4,911	$3,457	$736	$597	$120

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2024
NAA	$7,558	$4,982	$966	$813	$797
Europe	3,466	2,386	464	328	288
Cruise Support	122	75	162	94	(210)
Tour and Other	41	59	10	12	(40)
	$11,187	$7,502	$1,603	$1,247	$836
2023
NAA	$6,434	$4,471	$875	$738	$351
Europe	2,759	2,179	436	338	(193)
Cruise Support	106	55	124	90	(162)
Tour and Other	44	64	14	13	(47)
	$9,343	$6,768	$1,448	$1,179	$(52)
Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2024	2023	2024	2023
North America	$3,542	$2,988	$6,663	$5,684
Europe	1,631	1,446	3,199	2,633
Australia	355	307	781	645
Other	252	169	545	380
	$5,781	$4,911	$11,187	$9,343

Table of Content
NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2024	2023	2024	2023
Net income (loss) for basic and diluted earnings per share	$92	$(407)	$(123)	$(1,100)
Weighted-average shares outstanding	1,267	1,263	1,265	1,261
Dilutive effect of equity awards	4	—	—	—
Diluted weighted-average shares outstanding	1,271	1,263	1,265	1,261

Basic earnings per share	$0.07	$(0.32)	$(0.10)	$(0.87)
Diluted earnings per share	$0.07	$(0.32)	$(0.10)	$(0.87)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2024	2023	2024	2023
Equity awards	—	1	5	1
Convertible Notes	127	130	127	134
Total antidilutive securities	127	131	132	134

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2024	November 30, 2023
Cash and cash equivalents (Consolidated Balance Sheets)	$1,646	$2,415
Restricted cash (included in prepaid expenses and other and other assets)	23	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,669	$2,436

NOTE 9 – Subsequent Events

In June 2024, we announced that we will fold the operations of P&O Cruises Australia into Carnival Cruise Line in March 2025. We do not anticipate this realignment to have a material impact on our consolidated financial statements.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, operations, outlooks, plans, goals, reputation, cash flows, liquidity and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “aspiration,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.
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

Table of Content
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

Table of Content
Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Passenger Cruise Days (“PCDs”) (in millions) (a)	24.3	21.8	47.8	42.0
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	23.5	22.3	46.5	44.3
Occupancy percentage (d)	104%	98%	103%	95%
Passengers carried (in millions)	3.3	3.0	6.3	5.7

Fuel consumption in metric tons (in millions)	0.7	0.7	1.5	1.5
Fuel consumption in metric tons per thousand ALBDs	31.9	32.5	31.8	33.0
Fuel cost per metric ton consumed (excluding European Union Allowance)	$684	$677	$685	$704

Currencies (USD to 1)
AUD	$0.66	$0.67	$0.66	$0.68
CAD	$0.73	$0.74	$0.74	$0.74
EUR	$1.08	$1.08	$1.08	$1.08
GBP	$1.26	$1.23	$1.26	$1.23

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

(c)For the three months ended May 31, 2024 compared to the three months ended May 31, 2023, we had a 5.4% capacity increase in ALBDs comprised of a 11% capacity increase in our NAA segment and a 3.6% capacity decrease in our Europe segment.

Our NAA segment’s capacity increase was caused by the following:
•Carnival Cruise Line 4,090-passenger capacity ship that was transferred from Costa Cruises and entered into service in May 2023
•Seabourn 260-passenger capacity ship that entered into service in July 2023
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024
•Carnival Cruise Line 4,130-passenger capacity ship that was transferred from Costa Cruises and entered into service in April 2024

Our Europe segment’s capacity decrease was caused by the following:
•Costa Cruises 4,090-passenger capacity ship that was transferred to Carnival Cruise Line in March 2023
•AIDA Cruises 1,270-passenger capacity ship removed from service in November 2023
•Costa Cruises 4,240-passenger capacity ship that was transferred to Carnival Cruise Line in February 2024
•The Red Sea rerouting as certain ships repositioned without guests

The decrease in our Europe segment’s capacity was partially offset by the following:
•The return to service of two ships as part of the completion of our return to guest cruise operations
•Cunard 2,960-passenger capacity ship that entered into service in May 2024

For the six months ended May 31, 2024 compared to the six months ended May 31, 2023, we had a 4.8% capacity increase in ALBDs comprised of a 7.1% capacity increase in our NAA segment and a 1.2% capacity increase in our Europe segment.

Table of Content
Our NAA segment’s capacity increase was caused by the following:
•Carnival Cruise Line 4,090-passenger capacity ship that was transferred from Costa Cruises and entered into service in May 2023
•Seabourn 260-passenger capacity ship that entered into service in July 2023
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024
•Carnival Cruise Line 4,130-passenger capacity ship that was transferred from Costa Cruises and entered into service in April 2024

Our Europe segment’s capacity increase was caused by the following:
•The return to service of two ships as part of the completion of our return to guest cruise operations
•P&O Cruises (UK) 5,280-passenger capacity ship that entered into service in December 2022
•Cunard 2,960-passenger capacity ship that entered into service in May 2024

The increase in our Europe segment’s capacity was partially offset by the following:
•Costa Cruises 4,090-passenger capacity ship that was transferred to Carnival Cruise Line in March 2023
•AIDA Cruises 1,270-passenger capacity ship removed from service in November 2023
•Costa Cruises 4,240-passenger capacity ship that was transferred to Carnival Cruise Line in February 2024
•The Red Sea rerouting as certain ships repositioned without guests

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2024 (“2024”) Compared to Three Months Ended May 31, 2023 (“2023”)

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2024 total revenues. Passenger ticket revenues increased by $613 million, or 20%, to $3.8 billion in 2024 from $3.1 billion in 2023.

This increase was caused by:
•$253 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$185 million - 5.4% capacity increase in ALBDs
•$176 million - 5.6 percentage point increase in occupancy

The remaining 35% of 2024 total revenues was comprised of onboard and other revenues, which increased by $257 million, or 15%, to $2.0 billion in 2024 from $1.8 billion in 2023.

This increase was driven by:
•$132 million - 5.4% capacity increase in ALBDs
•$70 million - 5.6 percentage point increase in occupancy
•$47 million - higher onboard spending by our guests

NAA Segment

Passenger ticket revenues made up 62% of our NAA segment’s 2024 total revenues. Passenger ticket revenues increased by $429 million, or 21%, to $2.5 billion in 2024 from $2.0 billion in 2023.

This increase was driven by:
•$225 million - 11% capacity increase in ALBDs
•$157 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$44 million - 2.2 percentage point increase in occupancy

Table of Content
The remaining 38% of our NAA segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $200 million, or 15%, to $1.5 billion in 2024 compared to $1.3 billion in 2023.

This increase was caused by:
•$145 million - 11% capacity increase in ALBDs
•$37 million - higher onboard spending by our guests
•$28 million - 2.2 percentage point increase in occupancy

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2024 total revenues. Passenger ticket revenues increased by $190 million, or 17%, to $1.3 billion in 2024 compared to $1.1 billion in 2023.

This increase was driven by:
•$133 million - 11 percentage point increase in occupancy
•$96 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher

These increases were partially offset by a 3.6% capacity decrease in ALBDs, representing $40 million.

The remaining 23% of our Europe segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $42 million, or 12%, to $395 million in 2024 from $353 million in 2023. This increase was caused by an 11 percentage point increase in occupancy.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $340 million, or 10%, to $3.8 billion in 2024 from $3.5 billion in 2023.

This increase was caused by:
•$212 million - 5.4% capacity increase in ALBDs
•$82 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023
•$37 million - 5.6 percentage point increase in occupancy
•$30 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by:
•$32 million - lower repair and maintenance expenses (including dry-dock expenses)
•$30 million - decrease in various other costs

NAA Segment

Operating costs and expenses increased by $299 million, or 13%, to $2.6 billion in 2024 from $2.3 billion in 2023.

This increase was driven by:
•$251 million - 11% capacity increase in ALBDs
•$52 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023

These increases were partially offset by:
•$24 million - lower repair and maintenance expenses (including dry-dock expenses)
•$21 million - decrease in various other costs

Table of Content
Europe Segment

Operating costs and expenses were $1.1 billion in 2024 and 2023. The changes in operating costs and expenses for the Europe segment were not material.

Operating Income (Loss)

Our consolidated operating income (loss) increased by $440 million to $560 million in 2024 from $120 million in 2023. Our NAA segment’s operating income (loss) increased by $260 million to $525 million in 2024 from $265 million in 2023, and our Europe segment’s operating income (loss) increased by $195 million to $168 million in 2024 from $(27) million in 2023. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $93 million, or 17%, to $450 million in 2024 from $542 million in 2023. The decrease was substantially all due to a decrease in total debt and lower interest rates.

Six Months Ended May 31, 2024 (“2024”) Compared to Six Months Ended May 31, 2023 (“2023”)

Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2024 total revenues. Passenger ticket revenues increased by $1.4 billion, or 23%, to $7.4 billion in 2024 from $6.0 billion in 2023.

This increase was caused by:
•$525 million - 8.2 percentage point increase in occupancy
•$502 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$302 million - 4.8% capacity increase in ALBDs
•$35 million - net favorable foreign currency translational impact

The remaining 34% of 2024 total revenues was comprised of onboard and other revenues, which increased by $484 million, or 15%, to $3.8 billion in 2024 from $3.3 billion in 2023.

This increase was driven by:
•$218 million - 8.2 percentage point increase in occupancy
•$184 million - 4.8% capacity increase in ALBDs
•$67 million - higher onboard spending by our guests

NAA Segment

Passenger ticket revenues made up 63% of our NAA segment’s 2024 total revenues. Passenger ticket revenues increased by $804 million, or 20%, to $4.7 billion in 2024 from $3.9 billion in 2023.

This increase was caused by:
•$378 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$277 million - 7.1% capacity increase in ALBDs
•$168 million - 4.3 percentage point increase in occupancy

Table of Content
The remaining 37% of our NAA segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $320 million, or 13%, to $2.8 billion in 2024 compared to $2.5 billion in 2023.

This increase was caused by:
•$176 million - 7.1% capacity increase in ALBDs
•$107 million - 4.3 percentage point increase in occupancy
•$50 million - higher onboard spending by our guests

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2024 total revenues. Passenger ticket revenues increased by $563 million, or 27%, to $2.7 billion in 2024 compared to $2.1 billion in 2023.

This increase was driven by:
•$357 million - 14 percentage point increase in occupancy
•$123 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$39 million - net favorable foreign currency translational impact
•$24 million - 1.2% capacity increase in ALBDs

The remaining 23% of our Europe segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $144 million, or 22%, to $799 million in 2024 from $655 million in 2023.

This increase was driven by:
•$111 million - 14 percentage point increase in occupancy
•$17 million - higher onboard spending by our guests

Costs and Expenses

Consolidated

Operating costs and expenses increased by $735 million, or 11%, to $7.5 billion in 2024 from $6.8 billion in 2023.

This increase was caused by:
•$340 million - 4.8% capacity increase in ALBDs
•$212 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$109 million - 8.2 percentage point increase in occupancy
•$75 million - higher onboard and other cost of sales driven by higher onboard revenues
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023
•$29 million - net unfavorable foreign currency translational impact

These increases were partially offset by $47 million of lower fuel price and consumption.

Selling and administrative expenses increased by $154 million, or 11%, to $1.6 billion in 2024 from $1.4 billion in 2023. This increase was caused by an increase in advertising costs and administrative expenses, which includes an increase in compensation costs.

Table of Content
NAA Segment

Operating costs and expenses increased by $512 million, or 11%, to $5.0 billion in 2024 from $4.5 billion in 2023.

This increase was caused by:
•$315 million - 7.1% capacity increase in ALBDs
•$100 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$42 million - higher onboard and other cost of sales driven by higher onboard revenues
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023
•$35 million - 4.3 percentage point increase in occupancy
•$22 million - higher repair and maintenance expenses (including dry-dock expenses)

These increases were partially offset by $38 million of lower fuel price and consumption.

Selling and administrative expenses increased by $91 million, or 10%, to $966 million in 2024 from $875 million in 2023. This increase was caused by an increase in advertising costs and administrative expenses, which includes an increase in compensation costs.

Europe Segment

Operating costs and expenses increased by $207 million, or 10%, to $2.4 billion in 2024 from $2.2 billion in 2023.

This increase was caused by:
•$113 million - higher commissions, transportation costs, and other expenses driven by an increase in the number of guests
•$73 million - 14 percentage point increase in occupancy
•$33 million - net unfavorable foreign currency translational impact
•$32 million - higher onboard and other cost of sales driven by higher onboard revenues
•$25 million - 1.2% capacity increase in ALBDs

These increases were partially offset by:
•$29 million - lower various other costs
•$23 million - lower repair and maintenance expenses (including dry-dock expenses).

Operating Income (Loss)

Our consolidated operating income (loss) increased by $887 million to $836 million in 2024 from $(52) million in 2023. Our NAA segment’s operating income (loss) increased by $446 million to $797 million in 2024 from $351 million in 2023, and our Europe segment’s operating income (loss) increased by $481 million to $288 million in 2024 from $(193) million in 2023. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $161 million, or 15%, to $0.9 billion in 2024 from $1.1 billion in 2023. The decrease was substantially all due to a decrease in total debt.

Debt extinguishment and modification costs increased by $35 million, or 112%, to $66 million in 2024 from $31 million in 2023 as a result of debt transactions occurring during the respective periods.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2024, we had $4.6 billion of liquidity including $1.6 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024, at which point it will be replaced by the $2.5 billion New Revolving Facility available through August 2027. We will continue to pursue various opportunities to repay portions of our existing indebtedness and refinance future debt maturities to extend maturity dates and reduce interest expense. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

Table of Content
We had a working capital deficit of $9.6 billion as of May 31, 2024 compared to a working capital deficit of $6.2 billion as of November 30, 2023. The increase in working capital deficit was substantially all due to an increase in customer deposits, a decrease in cash and cash equivalents and a decrease in prepaid expenses and other. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $7.9 billion and $6.1 billion of customer deposits as of May 31, 2024 and November 30, 2023, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Sources and Uses of Cash

Operating Activities

Our business provided $3.8 billion of net cash flows from operating activities during the six months ended May 31, 2024, an increase of $2.3 billion, compared to $1.5 billion provided for the same period in 2023. This was caused by an increase in cash provided by the release of substantially all credit card reserves (included in the change in prepaid expenses and other assets), a decrease in the net loss compared to the same period in 2023 and other working capital changes.

Investing Activities
During the six months ended May 31, 2024, net cash used in investing activities was $3.4 billion. This was caused by capital expenditures of $3.5 billion primarily attributable to the delivery of a 5,360 and a 4,310-passenger capacity NAA segment ships and one 2,960-passenger capacity Europe segment ship.

During the six months ended May 31, 2023, net cash used in investing activities was $1.5 billion. This was driven by:
•Capital expenditures of $1.8 billion primarily attributable to the delivery of one 5,280-passenger capacity Europe segment ship
•Proceeds from sales of one 2,700-passenger capacity Europe segment ship, one 1,270-passenger capacity Europe segment ship and one 460-passenger capacity NAA segment ship totaling $255 million

Financing Activities

During the six months ended May 31, 2024, net cash used in financing activities of $1.2 billion was caused by:
•Repayments of $4.1 billion of long-term debt
•Debt issuance costs of $117 million
•Debt extinguishment costs of $41 million
•Issuances of $3.0 billion of long-term debt

During the six months ended May 31, 2023, net cash used in financing activities of $1.6 billion was driven by:
•Repayments of $0.2 billion of short-term borrowings
•Repayments of $2.3 billion of long-term debt
•Issuances of $1.0 billion of long-term debt
•Payments of $94 million related to debt issuance costs
•Purchases of $20 million of Carnival plc ordinary shares and issuances of $22 million of Carnival Corporation common stock under our Stock Swap Program

Funding Sources

As of May 31, 2024, we had $4.6 billion of liquidity including $1.6 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility, which matures in August 2024, at which point it will be replaced by the New Revolving Facility available through August 2027. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $2.2 billion of undrawn export credit facilities to fund ship deliveries planned through 2027. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty

Table of Content
nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2024	2025	2026	2027
Future export credit facilities at May 31, 2024	$—	$0.7	$—	$1.4

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At May 31, 2024, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

May 31, 2024
Fixed rate	61%
EUR fixed rate	23%
Floating rate	4%
EUR floating rate	11%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2024, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Content
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe may exceed $1 million for such proceedings.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. During the three months ended May 31, 2024, there were no sales or repurchases under the Stock Swap Program. During the three months ended May 31, 2024, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased.

Table of Content
Item 5. Other Information.

C.Trading Plans

During the quarter ended May 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Table of Content
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

Material Contracts
10.1
Repricing Amendment No. 1, dated as of April 25, 2024, to Term Loan Agreement, dated as of August 8, 2023, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
X

10.2
Repricing Amendment No. 6, dated as of April 25, 2024, to Term Loan Agreement, dated as of June 30, 2020, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
X

10.3
Indenture, dated as of April 25, 2024, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.750% Senior Unsecured Notes due 2030.
X

10.4	Carnival Corporation & plc Management Incentive Plan (as amended on April 3, 2024).				X

10.5	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X

10.6	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.				X

10.7	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the Carnival Corporation 2020 Stock Plan.				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President, Chief Executive Officer and Chief Climate Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Table of Content

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, as filed with the Securities and Exchange Commission on June 27, 2024, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2024 and 2023;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2024 and 2023;				X
	(iii) the Consolidated Balance Sheets at May 31, 2024 and November 30, 2023;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2024 and 2023;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2024 and 2023;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, as filed with the Securities and Exchange Commission on June 27, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and Chief Climate Officer	President, Chief Executive Officer and Chief Climate Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: June 27, 2024	Date: June 27, 2024