Form 10-Q
period 2024-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2024-09-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

At September 23, 2024, Carnival Corporation had outstanding 1,154,164,826 shares of Common Stock, $0.01 par value.
At September 23, 2024, Carnival plc had outstanding 187,682,334 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,154,164,826 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

Table of Content
CARNIVAL CORPORATION & PLC

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenues
Passenger ticket	$5,239	$4,546	$12,609	$10,557
Onboard and other	2,657	2,308	6,474	5,640
	7,896	6,854	19,083	16,197
Operating Expenses
Commissions, transportation and other	958	823	2,510	2,097
Onboard and other	866	752	2,043	1,785
Payroll and related	575	585	1,812	1,768
Fuel	515	468	1,546	1,492
Food	393	364	1,099	1,000
Other operating	995	928	2,796	2,546
Cruise and tour operating expenses	4,303	3,921	11,805	10,688
Selling and administrative	763	713	2,366	2,162
Depreciation and amortization	651	596	1,898	1,774
	5,718	5,230	16,070	14,624
Operating Income	2,178	1,624	3,013	1,572
Nonoperating Income (Expense)
Interest income	19	59	77	183
Interest expense, net of capitalized interest	(431)	(518)	(1,352)	(1,600)
Debt extinguishment and modification costs	(13)	(81)	(78)	(112)
Other income (expense), net	(10)	(19)	(35)	(67)
	(435)	(559)	(1,388)	(1,595)
Income (Loss) Before Income Taxes	1,743	1,065	1,626	(23)
Income Tax Benefit (Expense), Net	(8)	9	(13)	(3)
Net Income (Loss)	$1,735	$1,074	$1,613	$(26)
Earnings Per Share
Basic	$1.37	$0.85	$1.27	$(0.02)
Diluted	$1.26	$0.79	$1.21	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Net Income (Loss)	$1,735	$1,074	$1,613	$(26)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	64	(17)	71	82
Other	(38)	24	(26)	4
Other Comprehensive Income (Loss)	26	7	45	86
Total Comprehensive Income (Loss)	$1,761	$1,081	$1,658	$60
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2024	November 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,522	$2,415
Trade and other receivables, net	632	556
Inventories	492	528
Prepaid expenses and other	980	1,767
Total current assets	3,626	5,266
Property and Equipment, Net	42,380	40,116
Operating Lease Right-of-Use Assets, Net	1,383	1,265
Goodwill	579	579
Other Intangibles	1,173	1,169
Other Assets	665	725
	$49,805	$49,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,214	$2,089
Current portion of operating lease liabilities	159	149
Accounts payable	1,062	1,168
Accrued liabilities and other	2,393	2,003
Customer deposits	6,436	6,072
Total current liabilities	12,265	11,481
Long-Term Debt	26,642	28,483
Long-Term Operating Lease Liabilities	1,258	1,170
Other Long-Term Liabilities	1,042	1,105
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,253 shares issued at 2024 and 1,250 shares issued at 2023	13	12
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2024 and 2023	361	361
Additional paid-in capital	16,723	16,712
Retained earnings	1,798	185
Accumulated other comprehensive income (loss) (“AOCI”)	(1,894)	(1,939)
Treasury stock, 130 shares at 2024 and 2023 of Carnival Corporation and 73 shares at 2024 and 2023 of Carnival plc, at cost	(8,404)	(8,449)
Total shareholders’ equity	8,597	6,882
	$49,805	$49,120
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$1,613	$(26)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,898	1,774
Impairments	2	19
(Gain) loss on debt extinguishment	75	99
(Income) loss from equity-method investments	(3)	16
Share-based compensation	47	43
Amortization of discounts and debt issue costs	107	126
Noncash lease expense	105	109
Gain on sales of ships	(8)	(54)
Other	92	39
	3,928	2,145
Changes in operating assets and liabilities
Receivables	(72)	(99)
Inventories	33	(43)
Prepaid expenses and other assets	509	74
Accounts payable	(58)	31
Accrued liabilities and other	245	155
Customer deposits	427	1,097
Net cash provided by (used in) operating activities	5,012	3,359
INVESTING ACTIVITIES
Purchases of property and equipment	(4,034)	(2,609)
Proceeds from sales of ships	16	260
Other	57	28
Net cash provided by (used in) investing activities	(3,961)	(2,322)
FINANCING ACTIVITIES
Repayments of short-term borrowings	—	(200)
Principal repayments of long-term debt	(4,839)	(6,828)
Debt issuance costs	(122)	(116)
Debt extinguishment costs	(41)	(67)
Proceeds from issuance of long-term debt	3,048	2,961
Proceeds from issuance of common stock	—	5
Proceeds from issuance of common stock under the Stock Swap Program	—	22
Purchase of treasury stock under the Stock Swap Program	—	(20)
Other	1	14
Net cash provided by (used in) financing activities	(1,953)	(4,229)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	25
Net increase (decrease) in cash, cash equivalents and restricted cash	(893)	(3,166)
Cash, cash equivalents and restricted cash at beginning of period	2,436	6,037
Cash, cash equivalents and restricted cash at end of period	$1,543	$2,870

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814
Net income (loss)	—	—	—	1,735	—	—	1,735
Other comprehensive income (loss)	—	—	—	—	26	—	26
Share-based compensation and other	—	—	22	—	—	—	22
At August 31, 2024	$13	$361	$16,723	$1,798	$(1,894)	$(8,404)	$8,597

At May 31, 2023	$12	$361	$16,684	$(841)	$(1,903)	$(8,449)	$5,865
Net income (loss)	—	—	—	1,074	—	—	1,074
Other comprehensive income (loss)	—	—	—	—	7	—	7
Share-based compensation and other	—	—	15	—	—	—	15
At August 31, 2023	$12	$361	$16,699	$233	$(1,896)	$(8,449)	$6,960

Table of Content

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income (loss)	—	—	—	1,613	—	—	1,613
Other comprehensive income (loss)	—	—	—	—	45	—	45
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	59	—	—	(2)	57
At August 31, 2024	$13	$361	$16,723	$1,798	$(1,894)	$(8,404)	$8,597

At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(26)	—	—	(26)
Other comprehensive income (loss)	—	—	—	—	86	—	86
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	67	—	—	(2)	65
At August 31, 2023	$12	$361	$16,699	$233	$(1,896)	$(8,449)	$6,960
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

For 2023, we reclassified $11 million from restricted cash to prepaid expenses and other in the Consolidated Balance Sheets to conform to the current year presentation.

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

In November 2023, the FASB issued guidance, Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is required to be adopted by us in 2025. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued guidance, Income Taxes - Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is required to be adopted by us in 2026. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Table of Content

Regulatory Updates

We became subject to the EU Emissions Trading Scheme (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The ETS regulates emissions through a “cap and trade” principle, where a cap is set on the total amount of certain emissions that can be emitted and requires us to procure emission allowances for certain emissions inside EU waters (as defined in the ETS). We record emission allowances at cost within prepaid expenses and other or other assets, based on the timing of when they are required to be surrendered. We record expense for emissions inside EU waters within fuel expense in the period incurred. As of August 31, 2024, the cost of allowances purchased was $49 million. For the three and nine months ended August 31, 2024, expense for ETS emissions were not material.

Brand Realignment

In June 2024, we announced that we will sunset the P&O Cruises (Australia) brand and fold the Australia operations into Carnival Cruise Line in March 2025. We do not anticipate this realignment to have a material impact on our consolidated financial statements.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related costs of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation costs at the time of revenue recognition. The cost of prepaid air and other transportation costs at August 31, 2024 and November 30, 2023 were $235 million and $253 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. In certain situations, we have provided flexibility to guests by allowing guests to rebook at a future date, receive future cruise credits (“FCCs”) or elect to receive refunds in cash. We record a liability for FCCs to the extent we have received and not refunded cash from guests for cancelled bookings. We had total customer deposits of $6.8 billion as of August 31, 2024 and $6.4 billion as of November 30, 2023, which includes approximately $61 million of unredeemed FCCs as of August 31, 2024, of which approximately $35 million are refundable. At November 30, 2023, we had approximately $134 million of unredeemed FCCs, of which $111 million were refundable. During the nine months ended August 31, 2024 and 2023, we recognized revenues of $5.1 billion and $3.9 billion related to our customer deposits as of November 30, 2023 and 2022. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Table of Content

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $326 million as of August 31, 2024 and $294 million as of November 30, 2023.

Table of Content
NOTE 3 – Debt

			August 31,	November 30,
(in millions)	Maturity	Rate (a) (b)	2024	2023
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.9%	$192	$192
Notes (c)	Aug 2027	9.9%	—	623
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	500
Loans
EUR floating rate (c)	Jun 2025	EURIBOR + 3.8%	—	851
Floating rate	Aug 2027 - Oct 2028	SOFR + 2.8% (d)	2,449	3,567
Total Secured Subsidiary Guaranteed			5,547	8,138
Senior Priority Subsidiary Guaranteed
Notes	May 2028	10.4%	2,030	2,030
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Oct 2024	5.8%	426	426
Notes	Mar 2026	7.6%	1,351	1,351
EUR Notes (c)	Mar 2026	7.6%	—	550
Notes (c)	Mar 2027	5.8%	2,722	3,100
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
EUR Notes	Jan 2030	5.8%	554	—
Notes	Jun 2030	10.5%	1,000	1,000
Loans
EUR floating rate (e) (f)	Apr 2025 - Mar 2026	EURIBOR + 2.4 - 3.3%	545	678
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.2% (g)	514	583
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,484	2,756
EUR floating rate	Mar 2025 - Nov 2034	EURIBOR + 0.2 - 0.8%	2,818	3,086
EUR fixed rate	Feb 2031 - Sep 2037	1.1 - 4.0%	5,658	3,652
Total Unsecured Subsidiary Guaranteed			21,203	20,312
Unsecured Notes (No Subsidiary Guarantee)
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	665	659
Total Unsecured Notes (No Subsidiary Guarantee)			865	859
Total Debt			29,644	31,339
Less: unamortized debt issuance costs and discounts			(788)	(768)
Total Debt, net of unamortized debt issuance costs and discounts			28,856	30,572
Less: current portion of long-term debt			(2,214)	(2,089)
Long-Term Debt			$26,642	$28,483

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
(f)Subsequent to August 31, 2024, we prepaid $323 million of the outstanding principal amount of our euro floating rate loan originally scheduled to mature in 2026.
(g)Includes applicable credit adjustment spread.

Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding the following:
•$3.0 billion under an undrawn $1.9 billion, €0.9 billion and £0.1 billion multi-currency revolving facility (“Revolving Facility”) of Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”), a subsidiary of Carnival Corporation
•$2.0 billion of senior priority notes (the “2028 Senior Priority Notes”), issued by Carnival Holdings (Bermuda) Limited (“Carnival Holdings”), a subsidiary of Carnival Corporation
•$0.3 billion under a term loan facility of Costa Crociere S.p.A. (“Costa”), a subsidiary of Carnival plc
•$0.9 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation
•$0.1 billion under an export credit facility of Sun Princess II Limited, a subsidiary of Carnival Corporation

All of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•Up to $250 million of the Costa term loan facility, which is guaranteed by certain subsidiaries of Carnival plc and Costa that do not guarantee our other outstanding debt
•Our 2028 Senior Priority Notes, issued by Carnival Holdings, which does not guarantee our other outstanding debt
•The export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt
•The Revolving Facility of Carnival Holdings II, which does not guarantee our other outstanding debt

As of August 31, 2024, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2024 (a)	$737
2025 (a)	1,777
2026 (a)	2,815
2027	4,931
2028	8,762
Thereafter	10,622
Total	$29,644

(a)Subsequent to August 31, 2024, we prepaid the outstanding principal amount of our euro floating rate loan with $46 million of principal payments originally scheduled in 2024, $185 million in 2025 and $92 million in 2026.

Revolving Facility

As of August 31, 2024, Carnival Holdings II had $3.0 billion available for borrowing under our Revolving Facility. Carnival Holdings II may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2027, subject to satisfaction of the conditions in the facility.

Repricing of Senior Secured Term Loans

In April 2024, we entered into amendments with the lender syndicate to reprice $1.7 billion of our first-priority senior secured term loan facility maturing in 2028 and $1.0 billion of our first-priority senior secured term loan facility maturing in 2027, which are included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above.

Table of Content
2030 Senior Unsecured Notes

In April 2024, we issued $535 million aggregate principal amount of 5.8% senior unsecured notes due 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 7.6% senior unsecured notes due 2026.

Debt Prepayments

During the nine months ended August 31, 2024, we made prepayments for the following debt instruments:

•Euro-denominated tranche of our first-priority senior secured term loan facility maturing in 2025
•First-priority senior secured term loan facilities maturing in 2027 and 2028
•9.9% second-priority secured notes due 2027
•7.6% senior unsecured notes due 2026
•5.8% senior unsecured notes due 2027

The aggregate amount of these prepayments was $3.5 billion.

Export Credit Facility Borrowings

During the nine months ended August 31, 2024, we borrowed $2.3 billion under export credit facilities due in semi-annual installments through 2036. As of August 31, 2024, the net book value of the vessels subject to negative pledges was $18.9 billion.

Convertible Notes

On July 1, 2024, our 5.8% convertible senior notes due 2024 (the “2024 Convertible Notes”) became convertible, at the option of its holders, at any time prior to the close of business on September 27, 2024. Pursuant to the terms of the indenture governing the 2024 Convertible Notes, we have irrevocably elected to settle any conversions of the 2024 Convertible Notes during this period in shares of Carnival Corporation common stock. As of September 27, 2024, holders of substantially all of the $426 million of outstanding 2024 Convertible Notes have elected to convert to shares of common stock.

Collateral and Priority Pool

As of August 31, 2024, the net book value of our ships and ship improvements, excluding ships under construction, is $40.0 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes vessels and certain assets related to those vessels and material intellectual property (combined net book value of approximately $22.8 billion, including $21.2 billion related to vessels and certain assets related to those vessels) as of August 31, 2024 and certain other assets.

As of August 31, 2024, $8.0 billion in net book value of our ships and ship improvements relate to the priority pool vessels included in the priority pool of 12 unencumbered vessels (the “Senior Priority Notes Subject Vessels”) for our 2028 Senior Priority Notes and $2.8 billion in net book value of our ship and ship improvements relate to the priority pool vessels included in the priority pool of three unencumbered vessels (the “Revolving Facility Subject Vessels”) for our Revolving Facility. As of August 31, 2024, there was no change in the identity of the Senior Priority Notes Subject Vessels or the Revolving Facility Subject Vessels.

Covenant Compliance

As of August 31, 2024, our Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) as follows:
◦For certain of our unsecured loans and our Revolving Facility, at a ratio of not less than 2.0 to 1.0 for each testing date until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November

Table of Content
30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards and as applicable through their respective maturity dates.
◦For our export credit facilities, at a ratio of not less than 2.0 to 1.0 for each testing date until May 31, 2025, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards.
•For certain of our unsecured loans and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion.
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%.
•Maintain minimum liquidity of $1.5 billion.
•Adhere to certain restrictive covenants through August 2027 (subject to such covenants terminating if the Company reaches an investment grade credit rating in accordance with the agreement governing the Revolving Facility).
•Limit the amounts of our secured assets as well as secured and other indebtedness.

At August 31, 2024, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As of August 31, 2024, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

Regulatory or Governmental Inquiries and Investigations

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and range from inadvertent events to malicious motivated attacks.

Table of Content

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

Under the European Union Treaty, the European Commission is required to approve on a periodic basis certain economic benefits that are provided under Italian law, with the last approval granted through December 31, 2023. One of our subsidiaries continues to receive and recognize these benefits. The Italian Government has requested approval for these benefits to continue to be applied after December 31, 2023. The timing of the European Commission’s decision is uncertain and could take more than a year. If the European Commission were to deny a portion or all of the benefits, the Italian Government may be required to retroactively disallow these benefits and seek reimbursement from us which would result in a reversal of the recognition of such benefits, which depending on the timing of resolution, could have a material impact on our consolidated financial statements.

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

As of August 31, 2024 we were not required to maintain any reserve funds or compensating deposits. As of November 30, 2023, we had $844 million in reserve funds and $158 million in compensating deposits we were required to maintain, which were included within other assets.

Ship Commitments

As of August 31, 2024, our new ship growth capital commitments were $0.2 billion for the remainder of 2024 and $0.9 billion, $0.4 billion, $1.4 billion, $1.3 billion and $4.9 billion for the years ending November 30, 2025, 2026, 2027, 2028 and thereafter.

Table of Content
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2024				November 30, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,318	$—	$23,483	$—	$22,575	$—	$21,503	$—
Floating rate debt (a)	6,327	—	6,183	—	8,764	—	8,225	—
Total	$29,644	$—	$29,666	$—	$31,339	$—	$29,728	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2024			November 30, 2023
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$379	$—	$—	$1,021	$—	$—
Derivative financial instruments	—	3	—	—	22	—
Total	$379	$3	$—	$1,021	$22	$—
Liabilities
Derivative financial instruments	$—	$19	$—	$—	$28	$—
Total	$—	$19	$—	$—	$28	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Table of Content

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of July 31, 2024, we performed our annual goodwill and trademark impairment reviews and determined there was no impairment for goodwill or trademarks.
As of August 31, 2024 and November 30, 2023, goodwill for our North America and Australia (“NAA”) segment was $579 million.

	Trademarks
(in millions)	NAA Segment	Europe Segment	Total
November 30, 2023	$927	$237	$1,164
Exchange movements	—	6	6
August 31, 2024	$927	$244	$1,171

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2024	November 30, 2023
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$3	$—
	Other assets	—	22
Derivatives not designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	—	1
Total derivative assets		$3	$22
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (b)	Other long-term liabilities	$—	$12
Interest rate swaps (a)	Accrued liabilities and other	1	—
	Other long-term liabilities	19	16
Total derivative liabilities		$19	$28

(a)We have interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $22 million at August 31, 2024 and $46 million at November 30, 2023 of EURIBOR-based floating rate euro debt to fixed rate euro debt, and $2.0 billion at August 31, 2024 of SOFR-based variable rate debt to fixed rate debt. As of August 31, 2024 and November 30, 2023, the EURIBOR-based interest rate swaps settle through 2025 and were not designated as cash flow hedges; the SOFR-based interest rate swaps settle through 2027 and were designated as cash flow hedges. Subsequent to August 31, 2024, we terminated a portion of our SOFR-based interest rate swaps with a notional amount of $1.0 billion.
(b)At November 30, 2023, we had a cross currency swap with a notional amount of $670 million that was designated as a hedge of our net investment in foreign operations with euro-denominated functional currencies. This cross currency swap was terminated in January 2024.

Our derivative contracts include rights of offset with our counterparties. As of August 31, 2024 and November 30, 2023, there was no netting for our derivative assets and liabilities. The amounts that were not offset in the balance sheet were not material.

Table of Content
The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2024	2023	2024	2023
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges - included component	$—	$(10)	$—	$(1)
Cross currency swaps – net investment hedges - excluded component	$—	$1	$—	$(3)
Interest rate swaps – cash flow hedges	$(33)	$25	$(1)	$6
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(5)	$(12)	$(25)	$(22)
Foreign currency zero cost collars – Depreciation and amortization	$—	$—	$(1)	$(1)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$—	$3	$2	$7

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and nine months ended August 31, 2024 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

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

Table of Content
At August 31, 2024, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands, which represent a total unhedged commitment of $9.1 billion for newbuilds scheduled to be delivered through 2033.
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

Table of Content

	Three Months Ended August 31,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2024
NAA	$5,322	$3,000	$455	$424	$1,442
Europe	2,331	1,166	223	173	770
Cruise Support	62	37	81	48	(104)
Tour and Other	181	100	5	6	70
	$7,896	$4,303	$763	$651	$2,178
2023
NAA	$4,566	$2,661	$420	$377	$1,107
Europe	2,060	1,124	199	168	569
Cruise Support	56	30	87	47	(109)
Tour and Other	172	105	7	3	56
	$6,854	$3,921	$713	$596	$1,624

	Nine Months Ended August 31,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2024
NAA	$12,880	$7,983	$1,421	$1,237	$2,239
Europe	5,797	3,552	687	501	1,058
Cruise Support	184	112	243	142	(313)
Tour and Other	222	159	15	18	30
	$19,083	$11,805	$2,366	$1,898	$3,013
2023
NAA	$11,000	$7,132	$1,295	$1,115	$1,458
Europe	4,819	3,303	634	506	376
Cruise Support	162	85	211	137	(271)
Tour and Other	216	169	21	17	9
	$16,197	$10,688	$2,162	$1,774	$1,572
Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2024	2023	2024	2023
North America	$4,975	$4,253	$11,638	$9,937
Europe	2,406	2,165	5,605	4,798
Australia	288	238	1,069	883
Other	226	198	771	578
	$7,896	$6,854	$19,083	$16,197

Table of Content
NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2024	2023	2024	2023
Net income (loss)	$1,735	$1,074	$1,613	$(26)
Interest expense on dilutive convertible notes	25	24	73	—
Net income (loss) for diluted earnings per share	$1,760	$1,098	$1,686	$(26)

Weighted-average shares outstanding	1,267	1,263	1,266	1,262
Dilutive effect of equity awards	5	6	5	—
Dilutive effect of convertible notes	127	127	127	—
Diluted weighted-average shares outstanding	1,399	1,396	1,398	1,262

Basic earnings per share	$1.37	$0.85	$1.27	$(0.02)
Diluted earnings per share	$1.26	$0.79	$1.21	$(0.02)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2024	2023	2024	2023
Equity awards	—	—	—	3
Convertible Notes	—	—	—	131
Total antidilutive securities	—	—	—	134

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2024	November 30, 2023
Cash and cash equivalents (Consolidated Balance Sheets)	$1,522	$2,415
Restricted cash (included in prepaid expenses and other and other assets)	21	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,543	$2,436

NOTE 9 – Property and Equipment

Ship Sales

During the three months ended August 31, 2024, we entered into an agreement to sell one NAA segment ship, which represents a passenger-capacity reduction of 2,000 berths. We will continue to operate the NAA segment ship under a bareboat charter agreement through February 2025.

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

Table of Content
Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Passenger Cruise Days (“PCDs”) (in millions) (a)	28.1	25.8	76.0	67.8
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	25.2	23.7	71.7	68.1
Occupancy percentage (d)	112%	109%	106%	100%
Passengers carried (in millions)	3.9	3.6	10.3	9.3

Fuel consumption in metric tons (in millions)	0.7	0.7	2.2	2.2
Fuel consumption in metric tons per thousand ALBDs	29.5	31.1	31.0	32.3
Fuel cost per metric ton consumed (excluding European Union Allowance)	$670	$636	$680	$681

Currencies (USD to 1)
AUD	$0.67	$0.66	$0.66	$0.67
CAD	$0.73	$0.75	$0.74	$0.74
EUR	$1.09	$1.09	$1.08	$1.08
GBP	$1.28	$1.27	$1.27	$1.24

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

(c)For the three months ended August 31, 2024 compared to the three months ended August 31, 2023, we had a 6.2% capacity increase in ALBDs comprised of a 10% capacity increase in our NAA segment and a 0.7% capacity decrease in our Europe segment.

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

Our Europe segment’s capacity decrease was caused by the following:
•AIDA Cruises 1,270-passenger capacity ship removed from service in November 2023
•Costa Cruises 4,240-passenger capacity ship that was transferred to Carnival Cruise Line in April 2024

The decrease in our Europe segment’s capacity was partially offset by a Cunard 2,960-passenger capacity ship that entered into service in May 2024.

For the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023, we had a 5.3% capacity increase in ALBDs comprised of a 8.2% capacity increase in our NAA segment and a 0.5% capacity increase in our Europe segment.

Our NAA segment’s capacity increase was caused by the following:
•Carnival Cruise Line 4,090-passenger capacity ship that was transferred from Costa Cruises and entered into service in May 2023
•Seabourn 260-passenger capacity ship that entered into service in July 2023
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023

Table of Content
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

The increase in our Europe segment’s capacity was partially offset by the following:
•Costa Cruises 4,090-passenger capacity ship transferred to Carnival Cruise Line in March 2023
•AIDA Cruises 1,270-passenger capacity ship removed from service in November 2023
•Costa Cruises 4,240-passenger capacity ship that was transferred to Carnival Cruise Line in February 2024
•The Red Sea rerouting as certain ships repositioned without guests

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2024 (“2024”) Compared to Three Months Ended August 31, 2023 (“2023”)

Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2024 total revenues. Passenger ticket revenues increased by $693 million, or 15%, to $5.2 billion in 2024 from $4.5 billion in 2023.

This increase was caused by:
•$333 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$299 million - 6.2% capacity increase in ALBDs
•$114 million - 2.9 percentage point increase in occupancy

These increases were partially offset by decreases of $45 million in air transportation revenue and other passenger revenue.

The remaining 34% of 2024 total revenues was comprised of onboard and other revenues, which increased by $349 million, or 15%, to $2.7 billion in 2024 from $2.3 billion in 2023.

This increase was driven by:
•$164 million - 6.2% capacity increase in ALBDs
•$95 million - higher onboard spending by our guests
•$43 million - 2.9 percentage point increase in occupancy
•$23 million - increase in other revenues primarily due to pre-and post-cruise land package revenues

NAA Segment

Passenger ticket revenues made up 65% of our NAA segment’s 2024 total revenues. Passenger ticket revenues increased by $480 million, or 16%, to $3.4 billion in 2024 from $3.0 billion in 2023.

This increase was caused by:
•$310 million - 10% capacity increase in ALBDs
•$184 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$39 million - 1.5 percentage point increase in occupancy

Table of Content
These increases were partially offset by decreases of $53 million in air transportation revenue and other passenger revenue.

The remaining 35% of our NAA segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $275 million, or 17%, to $1.9 billion in 2024 from $1.6 billion in 2023.

This increase was caused by:
•$168 million - 10% capacity increase in ALBDs
•$66 million - higher onboard spending by our guests
•$21 million - 1.5 percentage point increase in occupancy
•$21 million - increase in other revenues primarily due to pre-and post-cruise land package revenues

Europe Segment

Passenger ticket revenues made up 78% of our Europe segment’s 2024 total revenues. Passenger ticket revenues increased by $221 million, or 14%, to $1.8 billion in 2024 from $1.6 billion in 2023.

This increase was caused by:
•$148 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$75 million - 5.0 percentage point increase in occupancy

The remaining 22% of our Europe segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $50 million, or 11%, to $515 million in 2024 from $465 million in 2023.

This increase was caused by:
•$29 million - higher onboard spending by our guests
•$22 million - 5.0 percentage point increase in occupancy

Costs and Expenses

Consolidated

Operating expenses increased by $383 million, or 9.8%, to $4.3 billion in 2024 from $3.9 billion in 2023.

This increase was driven by:
•$270 million - 6.2% capacity increase in ALBDs
•$81 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$48 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by a $23 million change in pension valuation.

Selling and administrative expenses increased by $50 million, or 7.0%, to $763 million in 2024 from $713 million in 2023.

Depreciation and amortization expenses increased by $55 million, or 9.3%, to $651 million in 2024 from $596 million in 2023.

NAA Segment

Operating expenses increased by $339 million, or 13%, to $3.0 billion in 2024 from $2.7 billion in 2023.

This increase was caused by:
•$278 million - 10% capacity increase in ALBDs
•$44 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$31 million - higher onboard and other cost of sales driven by higher onboard revenues

Selling and administrative expenses increased by $35 million, or 8.3%, to $455 million in 2024 from $420 million in 2023.

Table of Content
Depreciation and amortization expenses increased by $47 million, or 12%, to $424 million in 2024 from $377 million in 2023. This increase was driven by a 10% capacity increase in ALBDs, representing $39 million.

Europe Segment

Operating expenses increased by $42 million or 3.7%, to $1.2 billion in 2024 from $1.1 billion 2023.

This increase was driven by:
•$36 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests.
•$17 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by a $23 million change in pension valuation.

Selling and administrative expenses increased by $24 million, or 12%, to $223 million in 2024 from $199 million in 2023. This increase was driven by higher compensation expense, increased investment in advertising and higher information technology expense.

Depreciation and amortization expenses increased by $4 million, or 2.6%, to $173 million in 2024 from $168 million in 2023.

Operating Income

Our consolidated operating income increased by $554 million to $2.2 billion in 2024 from $1.6 billion in 2023. Our NAA segment’s operating income increased by $335 million to $1.4 billion in 2024 from $1.1 billion in 2023, and our Europe segment’s operating income increased by $201 million to $770 million in 2024 from $569 million in 2023. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $87 million, or 17%, to $431 million in 2024 from $518 million in 2023. The decrease was caused by a decrease in total debt and lower average interest rates.

Debt extinguishment and modification costs decreased by $68 million, or 84%, to $13 million in 2024 from $81 million in 2023 as a result of debt transactions occurring during the respective periods.

Nine Months Ended August 31, 2024 (“2024”) Compared to Nine Months Ended August 31, 2023 (“2023”)
Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2024 total revenues. Passenger ticket revenues increased by $2.1 billion, or 19%, to $12.6 billion in 2024 from $10.6 billion in 2023.

This increase was caused by:
•$810 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$666 million - 6.4 percentage point increase in occupancy
•$586 million - 5.3% capacity increase in ALBDs
•$36 million - net favorable foreign currency translational impact

The remaining 34% of 2024 total revenues was comprised of onboard and other revenues, which increased by $834 million, or 15%, to $6.5 billion in 2024 from $5.6 billion in 2023.

This increase was driven by:
•$343 million - 5.3% capacity increase in ALBDs
•$267 million - 6.4 percentage point increase in occupancy
•$161 million - higher onboard spending by our guests

Table of Content

NAA Segment

Passenger ticket revenues made up 64% of our NAA segment’s 2024 total revenues. Passenger ticket revenues increased by $1.3 billion, or 19%, to $8.2 billion in 2024 from $6.9 billion in 2023.

This increase was caused by:
•$567 million - 8.2% capacity increase in ALBDs
•$566 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$223 million - 3.4 percentage point increase in occupancy

The remaining 36% of our NAA segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $595 million, or 15%, to $4.7 billion in 2024 from $4.1 billion in 2023.

This increase was driven by:
•$338 million - 8.2% capacity increase in ALBDs
•$133 million - 3.4 percentage point increase in occupancy
•$117 million - higher onboard spending by our guests

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2024 total revenues. Passenger ticket revenues increased by $784 million, or 21%, to $4.5 billion in 2024 from $3.7 billion in 2023.

This increase was driven by:
•$442 million - 11 percentage point increase in occupancy
•$244 million - increase in passenger ticket revenues driven by continued strength in demand, which drove ticket prices higher
•$40 million - net favorable foreign currency translational impact

The remaining 23% of our Europe segment’s 2024 total revenues were comprised of onboard and other revenues, which increased by $194 million, or 17%, to $1.3 billion in 2024 from $1.1 billion in 2023.

This increase was driven by:
•$134 million - 11 percentage point increase in occupancy
•$44 million - higher onboard spending by our guests

Costs and Expenses

Consolidated

Operating expenses increased by $1.1 billion, or 10%, to $11.8 billion in 2024 from $10.7 billion in 2023.

This increase was caused by:
•$603 million - 5.3% capacity increase in ALBDs
•$298 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$130 million - 6.4 percentage point increase in occupancy
•$126 million - higher onboard and other cost of sales driven by higher onboard revenues
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023
•$33 million - higher port expenses
•$29 million - net unfavorable foreign currency translational impact

These increases were partially offset by:
•$32 million - lower fuel price and consumption
•$23 million - change in pension valuation

Selling and administrative expenses increased by $205 million, or 9.5%, to $2.4 billion in 2024 from $2.2 billion in 2023.

Table of Content

Depreciation and amortization expenses increased by $123 million, or 7.0%, to $1.9 billion in 2024 from $1.8 billion in 2023.

NAA Segment

Operating expenses increased by $851 million, or 12%, to $8.0 billion in 2024 from $7.1 billion in 2023.

This increase was caused by:
•$587 million - 8.2% capacity increase in ALBDs
•$148 million - higher commissions, transportation costs, and other expenses driven by higher commission on increased ticket pricing and an increase in the number of guests
•$77 million - higher onboard and other cost of sales driven by higher onboard revenues
•$43 million - 3.4 percentage point increase in occupancy
•$41 million - nonrecurrence of a gain on sale of one NAA segment ship in 2023
•$30 million - higher repair and maintenance expenses (including dry-dock expenses)

These increases were partially offset by $39 million of lower fuel price and consumption.

Selling and administrative expenses increased by $126 million, or 10%, to $1.4 billion in 2024 from $1.3 billion in 2023. This increase was driven by higher compensation expense, increased investment in advertising and higher information technology expense.

Depreciation and amortization expenses increased by $122 million, or 11%, to $1.2 billion in 2024 from $1.1 billion in 2023.

This increase was caused by:
•$92 million - 8.2% capacity increase in ALBDs
•$31 million - fleet enhancements and investments in shoreside assets

Europe Segment

Operating expenses increased by $249 million, or 7.5%, to $3.6 billion in 2024 from $3.3 billion in 2023.

This increase was caused by:
•$150 million - higher commissions, transportation costs, and other expenses driven by an increase in the number of guests
•$86 million - 11 percentage point increase in occupancy
•$49 million - higher onboard and other cost of sales driven by higher onboard revenues
•$32 million - net unfavorable foreign currency translational impact

These increases were partially offset by:
•$23 million - lower repair and maintenance expenses (including dry-dock expenses)
•$23 million - change in pension valuation

Selling and administrative expenses increased by $52 million, or 8.3%, to $687 million in 2024 from $634 million in 2023.

Depreciation and amortization expenses decreased by $5 million, or 1.1%, to $501 million in 2024 from $506 million in 2023.

Operating Income

Our consolidated operating income increased by $1.4 billion to $3.0 billion in 2024 from $1.6 billion in 2023. Our NAA segment’s operating income increased by $781 million to $2.2 billion in 2024 from $1.5 billion in 2023, and our Europe segment’s operating income increased by $682 million to $1.1 billion in 2024 from $0.4 billion in 2023. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $248 million, or 16%, to $1.4 billion in 2024 from $1.6 billion in 2023. The decrease was substantially all due to a decrease in total debt and lower average interest rates.

Table of Content

Debt extinguishment and modification costs decreased by $33 million, or 30%, to $78 million in 2024 from $112 million in 2023 as a result of debt transactions occurring during the respective periods.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2024, we had $4.5 billion of liquidity including $1.5 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility. We will continue to pursue various opportunities to repay portions of our existing indebtedness and refinance future debt maturities to extend maturity dates and reduce interest expense. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $8.6 billion as of August 31, 2024 compared to a working capital deficit of $6.2 billion as of November 30, 2023. The increase in working capital deficit was caused by an increase in customer deposits, an increase in accrued liabilities and other, a decrease in cash and cash equivalents and a decrease in prepaid expenses and other. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.4 billion and $6.1 billion of customer deposits as of August 31, 2024 and November 30, 2023, respectively. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

Sources and Uses of Cash

Operating Activities

Our business provided $5.0 billion of net cash flows from operating activities during the nine months ended August 31, 2024, an increase of $1.7 billion, compared to $3.4 billion provided for the same period in 2023. This was caused by an increase in cash provided by the release of $0.8 billion in credit card reserve funds (included in the change in prepaid expenses and other assets) and our net income position of $1.6 billion in 2024 compared to our net loss position of $26 million for the same period in 2023, partially offset by a decrease in other working capital changes.

Investing Activities
During the nine months ended August 31, 2024, net cash used in investing activities was $4.0 billion. This was caused by capital expenditures of $4.0 billion primarily attributable to the delivery of a 5,360 and a 4,310-passenger capacity NAA segment ships and one 2,960-passenger capacity Europe segment ship.

During the nine months ended August 31, 2023, net cash used in investing activities was $2.3 billion. This was driven by:
•Capital expenditures of $2.6 billion primarily attributable to the delivery of one 5,280-passenger capacity Europe segment ship and one 260-passenger capacity NAA segment ship
•Proceeds from sales of ships of $260 million relating to one 2,700-passenger capacity Europe segment ship, one 1,270-passenger capacity Europe segment ship and one 460-passenger capacity NAA segment ship

Table of Content
Financing Activities

During the nine months ended August 31, 2024, net cash used in financing activities of $2.0 billion was driven by:
•Repayments of $4.8 billion of long-term debt
•Debt issuance costs of $122 million
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

As of August 31, 2024, we had $4.5 billion of liquidity including $1.5 billion of cash and cash equivalents and $3.0 billion of borrowings available under our Revolving Facility. Refer to Note 3 - “Debt” of the consolidated financial statements for additional discussion. In addition, we had $3.4 billion of undrawn export credit facilities to fund ship deliveries planned through 2028. We plan to use existing liquidity and future cash flows from operations to fund our cash requirements including capital expenditures not funded by our export credit facilities. We seek to manage our credit risk exposures, including counterparty nonperformance associated with our cash and cash equivalents, and future financing facilities by conducting business with well-established financial institutions, and export credit agencies and diversifying our counterparties.

(in billions)	2024	2025	2026	2027	2028
Future export credit facilities at August 31, 2024	$—	$0.8	$—	$1.3	$1.3

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At August 31, 2024, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt, interest rate swaps and cross currency swaps, was as follows:

August 31, 2024
Fixed rate	62%
EUR fixed rate	23%
Floating rate	3%
EUR floating rate	11%

Table of Content
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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2024, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Any sales of Carnival Corporation common stock and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933, as amended. Since the beginning of the Stock Swap Program, first authorized in June 2021, we have sold 17.2 million shares of Carnival Corporation common stock and repurchased the same amount of Carnival plc ordinary shares, resulting in net proceeds of $29 million. During the three months ended August 31, 2024, there were no sales or repurchases under the Stock Swap Program. During the three months ended August 31, 2024, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased.

Item 5. Other Information.

C.Trading Plans

During the quarter ended August 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Material Contracts
10.1
Amendment Letter dated March 28, 2024 to Facilities Agreement dated February 28, 2023, among Carnival Holdings (Bermuda) II Limited as borrower, Carnival Corporation, Carnival plc, the lenders from time to time party thereto and J.P. Morgan SE as facilities agent.
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, as filed with the Securities and Exchange Commission on September 30, 2024, formatted in Inline XBRL, are as follows:

Table of Content

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2024 and 2023;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2024 and 2023;				X
	(iii) the Consolidated Balance Sheets at August 31, 2024 and November 30, 2023;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2024 and 2023;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2024 and 2023;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, as filed with the Securities and Exchange Commission on September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and Chief Climate Officer	President, Chief Executive Officer and Chief Climate Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: September 30, 2024	Date: September 30, 2024