Form 10-Q
period 2025-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2025-03-25
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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

At March 18, 2025, Carnival Corporation had outstanding 1,166,606,981 shares of Common Stock, $0.01 par value.
At March 18, 2025, Carnival plc had outstanding 188,255,646 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,166,606,981 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

Table of Content
CARNIVAL CORPORATION & PLC

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28/29,
	2025	2024
Revenues
Passenger ticket	$3,832	$3,617
Onboard and other	1,978	1,790
	5,810	5,406
Operating Expenses
Commissions, transportation and other	850	819
Onboard and other	599	550
Payroll and related	640	623
Fuel	465	505
Food	354	346
Other operating	858	862
Cruise and tour operating expenses	3,766	3,705
Selling and administrative	848	813
Depreciation and amortization	654	613
	5,268	5,131
Operating Income	543	276
Nonoperating Income (Expense)
Interest income	7	33
Interest expense, net of capitalized interest	(377)	(471)
Debt extinguishment and modification costs	(252)	(33)
Other income (expense), net	8	(18)
	(614)	(489)
Income (Loss) Before Income Taxes	(71)	(214)
Income Tax Benefit (Expense), Net	(7)	—
Net Income (Loss)	$(78)	$(214)
Earnings Per Share
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2025	2024
Net Income (Loss)	$(78)	$(214)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(12)	—
Other	1	1
Other Comprehensive Income (Loss)	(12)	1
Total Comprehensive Income (Loss)	$(90)	$(213)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2025	November 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$833	$1,210
Trade and other receivables, net	543	590
Inventories	518	507
Prepaid expenses and other	1,083	1,070
Total current assets	2,977	3,378
Property and Equipment, Net	41,654	41,795
Operating Lease Right-of-Use Assets, Net	1,341	1,368
Goodwill	579	579
Other Intangibles	1,162	1,163
Other Assets	822	775
	$48,535	$49,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,531	$1,538
Current portion of operating lease liabilities	164	163
Accounts payable	1,091	1,133
Accrued liabilities and other	1,939	2,358
Customer deposits	6,853	6,425
Total current liabilities	11,578	11,617
Long-Term Debt	25,487	25,936
Long-Term Operating Lease Liabilities	1,209	1,239
Other Long-Term Liabilities	1,078	1,012
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,297 shares issued at 2025 and 1,294 shares issued at 2024	13	13
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2025 and 2024	361	361
Additional paid-in capital	17,180	17,155
Retained earnings	1,991	2,101
Accumulated other comprehensive income (loss) (“AOCI”)	(1,986)	(1,975)
Treasury stock, 131 shares at 2025 and 130 shares at 2024 of Carnival Corporation and 72 shares at 2025 and 73 shares at 2024 of Carnival plc, at cost	(8,376)	(8,404)
Total shareholders’ equity	9,182	9,251
	$48,535	$49,057
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(78)	$(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	654	613
(Gain) loss on debt extinguishment	249	33
(Income) loss from equity-method investments	2	3
Share-based compensation	18	11
Amortization of discounts and debt issue costs	30	36
Non-cash lease expense	37	34
Greenhouse gas regulatory expense	6	3
Other	26	13
	944	531
Changes in operating assets and liabilities
Receivables	33	(106)
Inventories	(17)	(7)
Prepaid expenses and other assets	(64)	634
Accounts payable	(31)	(11)
Accrued liabilities and other	(443)	108
Customer deposits	503	619
Net cash provided by (used in) operating activities	925	1,768
INVESTING ACTIVITIES
Purchases of property and equipment	(607)	(2,138)
Proceeds from sales of ships and other	11	—
Other	(9)	(25)
Net cash provided by (used in) investing activities	(605)	(2,163)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(3,448)	(1,390)
Debt issuance costs	(24)	(77)
Debt extinguishment costs	(197)	(31)
Proceeds from issuance of long-term debt	2,980	1,735
Other	(1)	—
Net cash provided by (used in) financing activities	(690)	237
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(376)	(162)
Cash, cash equivalents and restricted cash at beginning of period	1,231	2,436
Cash, cash equivalents and restricted cash at end of period	$856	$2,274

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2024	$13	$361	$17,155	$2,101	$(1,975)	$(8,404)	$9,251
Net income (loss)	—	—	—	(78)	—	—	(78)
Other comprehensive income (loss)	—	—	—	—	(12)	—	(12)
Issuance of treasury shares for vested share-based awards	—	—	—	(31)	—	31	—
Share-based compensation and other	—	—	24	—	—	(4)	21
At February 28, 2025	$13	$361	$17,180	$1,991	$(1,986)	$(8,376)	$9,182

At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income (loss)	—	—	—	(214)	—	—	(214)
Other comprehensive income (loss)	—	—	—	—	1	—	1
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	14	—	—	(2)	13
At February 29, 2024	$13	$361	$16,679	$(29)	$(1,938)	$(8,404)	$6,682

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

Basis of Presentation

The consolidated financial statements are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2024 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on January 27, 2025.

For 2024, we reclassified $3 million from other to greenhouse gas regulatory expense in the Consolidated Statements of Cash Flows to conform to the current year presentation.

Accounting Pronouncements

In November 2023, the FASB issued guidance, Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for us for annual periods beginning in 2025 and interim periods beginning in 2026. While this guidance will not have an effect on our Consolidated Statements of Income (Loss) or Consolidated Balance Sheets, it will affect certain segment reporting disclosures.

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

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits and advance onboard purchases are initially included in customer deposits when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all

Table of Content
associated direct expenses of a voyage are recognized as cruise expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Future travel discount vouchers are included as a reduction of cruise passenger ticket revenues when such vouchers are utilized. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related expenses of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation expenses at the time of revenue recognition. The cost of prepaid air and other transportation expenses at February 28, 2025 and November 30, 2024 were $241 million and $219 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related expenses are included in onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

Fees, taxes and charges that vary with guest head counts are expensed in commissions, transportation and other expenses when the corresponding revenues are recognized. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $7.3 billion as of February 28, 2025 and $6.8 billion as of November 30, 2024. During the three months ended February 28/29, 2025 and 2024, we recognized revenues of $3.8 billion and $3.5 billion related to our customer deposits as of November 30, 2024 and 2023. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $354 million as of February 28, 2025 and $336 million as of November 30, 2024.

Table of Content
NOTE 3 – Debt

			February 28,	November 30,
(in millions)	Maturity	Rate (a)	2025	2024
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.9%	$192	$192
Notes	Aug 2028	4.0%	2,406	2,406
Notes	Aug 2029	7.0%	500	500
Loans
Floating rate	Aug 2027 - Oct 2028	SOFR + 2.0% (b)	2,449	2,449
Total Secured Subsidiary Guaranteed			5,547	5,547
Senior Priority Subsidiary Guaranteed
Notes (c)	May 2028	10.4%	—	2,030
Unsecured Subsidiary Guaranteed
Notes
Notes	Mar 2026	7.6%	1,351	1,351
Notes	Mar 2027	5.8%	2,722	2,722
Convertible Notes	Dec 2027	5.8%	1,131	1,131
Notes	May 2029	6.0%	2,000	2,000
EUR Notes	Jan 2030	5.8%	524	528
Notes	Mar 2030	5.8%	1,000	—
Notes (d)	Jun 2030	10.5%	—	1,000
Notes	Feb 2033	6.1%	2,000	—
Loans
EUR floating rate	Apr 2025	EURIBOR + 3.3%	210	211
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.2% (e)	480	514
Fixed rate	Aug 2027 - Dec 2032	2.4 - 3.4%	2,290	2,370
EUR floating rate	Mar 2025 - Nov 2034	EURIBOR + 0.2 - 0.8%	2,488	2,590
EUR fixed rate	Feb 2031 - Sep 2037	1.1 - 4.0%	5,139	5,386
Total Unsecured Subsidiary Guaranteed			21,336	19,803
Unsecured Notes (No Subsidiary Guarantee)
Notes	Jan 2028	6.7%	200	200
EUR Notes	Oct 2029	1.0%	629	633
Total Unsecured Notes (No Subsidiary Guarantee)			829	833
Total Debt			27,711	28,213
Less: unamortized debt issuance costs and discounts			(693)	(738)
Total Debt, net of unamortized debt issuance costs and discounts			27,018	27,475
Less: current portion of long-term debt			(1,531)	(1,538)
Long-Term Debt			$25,487	$25,936

(a)The reference rates, together with any applicable credit adjustment spread, for all of our variable debt have 0.0% to 0.8% floors.
(b)As part of the repricing of our senior secured term loans, we amended the loans’ margin from 2.8% to 2.0%. See “Repricing of Senior Secured Term Loans” below.
(c)See “2033 Senior Unsecured Notes” below.
(d)See “2030 Senior Unsecured Notes” below.
(e)Includes applicable credit adjustment spread.

Table of Content
Carnival Corporation and/or Carnival plc is the primary obligor of all our outstanding debt excluding the following:
•$2.9 billion under an undrawn $1.9 billion, €0.9 billion and £0.1 billion multi-currency revolving credit facility (“Revolving Facility”) of Carnival Holdings (Bermuda) II Limited (“Carnival Holdings II”), a subsidiary of Carnival Corporation
•$0.8 billion under an export credit facility of Sun Princess Limited, a subsidiary of Carnival Corporation
•$0.2 billion under an export credit facility of Sun Princess II Limited, a subsidiary of Carnival Corporation

All of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the following:
•The Revolving Facility of Carnival Holdings II, which does not guarantee our other outstanding debt
•The export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt

As of February 28, 2025, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2025	$1,122
2026	2,677
2027	4,889
2028	6,691
2029	4,318
Thereafter	8,015
Total	$27,711

Revolving Facility

As of February 28, 2025, Carnival Holdings II had $2.9 billion available for borrowing under the Revolving Facility. Carnival Holdings II may continue to borrow or otherwise utilize available amounts under the Revolving Facility through August 2027, subject to the satisfaction of the conditions in the facility.

Repricing of Senior Secured Term Loans

In January 2025, we entered into amendments with the lender syndicate to reprice the outstanding principal amounts of our first-priority senior secured term loan facility maturing in 2027 and our first-priority senior secured term loan facility maturing in 2028 (“Repriced Loans”), which are included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above. The Repriced Loans bear interest at a rate per annum equal to SOFR with a 0.8% floor, plus a margin equal to 2.0%.

2030 Senior Unsecured Notes

In February 2025, we issued $1.0 billion aggregate principal amount of 5.8% senior unsecured notes due 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 10.5% senior unsecured notes due 2030.

2033 Senior Unsecured Notes

In February 2025, we issued $2.0 billion aggregate principal amount of 6.1% senior unsecured notes due 2033. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 10.4% senior priority notes due 2028.

Debt Extinguishment and Modification Costs

During the three months ended February 28, 2025, we recognized a total of $252 million of debt extinguishment and modification costs, including $197 million of premium paid on redemption, within our Consolidated Statements of Income (Loss) as a result of the above transactions.

Table of Content

Export Credit Facility Borrowings

Our export credit facilities are due in semi-annual installments through 2037. As of February 28, 2025, we had $7.8 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of February 28, 2025, the net book value of our ships subject to negative pledges pursuant to export credit facilities was $18.5 billion.

Collateral and Priority Pool

As of February 28, 2025, the net book value of our ships and ship improvements, excluding ships under construction, is $39.0 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.1 billion, including $20.5 billion related to ships and certain assets related to those ships) as of February 28, 2025 and certain other assets.

As of February 28, 2025, $2.8 billion in net book value of our ship and ship improvements relate to the priority pool ships included in the priority pool of three unencumbered ships (the “Revolving Facility Subject Ships”) for our Revolving Facility. As of February 28, 2025, there was no change in the identity of the Revolving Facility Subject Ships.

Covenant Compliance

As of February 28, 2025, our Revolving Facility, unsecured loans and export credit facilities contain certain covenants listed below:

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

At February 28, 2025, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

Table of Content
As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We appealed. On October 22, 2024, the Court of Appeals for the 11th Circuit reversed the District Court’s judgment against us. On March 6, 2025, Havana Docks filed a petition for certiorari with the Supreme Court of the United States. Following resolution of that petition, the case will be remanded to the District Court for further proceedings. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

As of February 28, 2025, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

Under the European Union Treaty certain economic benefits that are provided under Italian law are subject to approval on a periodic basis by the European Commission, with the most recent approval granted through December 31, 2023. One of our subsidiaries continues to receive and recognize these benefits. The Italian Government has requested approval for these benefits to continue to be applied after December 31, 2023. The timing of the European Commission’s decision is uncertain and could take more than a year. If the European Commission were to deny a portion or all of the benefits, the Italian Government may be required to retroactively disallow these benefits and seek reimbursement from us which would result in a reversal of the recognition of such benefits, which depending on the timing of resolution, could have a material impact on our consolidated financial statements.

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

Table of Content

Ship Commitments

As of February 28, 2025, our new ship growth capital commitments were $0.9 billion for the remainder of 2025 and $0.4 billion, $1.3 billion, $1.3 billion, $1.5 billion and $3.2 billion for the years ending November 30, 2026, 2027, 2028, 2029 and thereafter.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2025				November 30, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$22,084	$—	$22,610	$—	$22,449	$—	$23,241	$—
Floating rate debt (a)	5,627	—	5,550	—	5,764	—	5,685	—
Total	$27,711	$—	$28,159	$—	$28,213	$—	$28,927	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2025			November 30, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$375	$—	$—	$404	$—	$—
Derivative financial instruments	—	—	—	—	2	—
Total	$375	$—	$—	$404	$2	$—
Liabilities
Derivative financial instruments	$—	$4	$—	$—	$4	$—
Total	$—	$4	$—	$—	$4	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Table of Content

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of February 28, 2025 and November 30, 2024, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2024	$927	$234	$1,161
Exchange movements	—	(1)	(1)
February 28, 2025	$927	$233	$1,160

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2025	November 30, 2024
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$—	$2
Total derivative assets		$—	$2
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	Other long-term liabilities	$4	$4
Total derivative liabilities		$4	$4

(a)We have interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $10 million at February 28, 2025 and $11 million at November 30, 2024 of EURIBOR-based floating rate euro debt to fixed rate euro debt, and $1.0 billion at February 28, 2025 and November 30, 2024 of SOFR-based variable rate debt to fixed rate debt. As of February 28, 2025 and November 30, 2024, the EURIBOR-based interest rate swaps settle through March 2025 and were not designated as cash flow hedges; the SOFR-based interest rate swaps settle through 2027 and were designated as cash flow hedges.

Our derivative contracts include rights of offset with our counterparties. As of February 28, 2025 and November 30, 2024, we did not have any counterparties with multiple derivative contracts.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 28/29,
(in millions)	2025	2024
Gains (losses) recognized in AOCI:
Interest rate swaps – cash flow hedges	$—	$13
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$2	$(11)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$—	$2

Table of Content
The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three months ended February 28, 2025 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

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
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At February 28, 2025, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ functional currency will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise brands are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps, refinancing of existing debt and the issuance of new debt.

Table of Content
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

NOTE 6 – Segment Information

The chief operating decision maker, who is the President, Chief Executive Officer and Chief Climate Officer of Carnival Corporation and Carnival plc assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) North America cruise operations (“North America”), (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.
Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	Three Months Ended February 28/29,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2025
North America (a)	$3,906	$2,436	$521	$434	$516
Europe	1,830	1,270	250	169	140
Cruise Support	72	45	72	45	(91)
Tour and Other	2	15	4	6	(22)
	$5,810	$3,766	$848	$654	$543
2024
North America (a)	$3,574	$2,402	$502	$398	$272
Europe	1,769	1,251	234	164	119
Cruise Support	59	36	73	45	(95)
Tour and Other	4	15	4	6	(21)
	$5,406	$3,705	$813	$613	$276

Table of Content
(a)Beginning in the first quarter of 2025, we renamed the North America and Australia segment to the North America segment.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended February 28/29,
(in millions)	2025	2024
North America	$3,469	$3,121
Europe	1,626	1,567
Australia	420	425
Other	296	293
	$5,810	$5,406
NOTE 7 – Earnings Per Share

	Three Months Ended February 28/29,
(in millions, except per share data)	2025	2024
Net income (loss) for basic and diluted earnings per share	$(78)	$(214)
Weighted-average shares outstanding	1,309	1,264
Diluted weighted-average shares outstanding	1,309	1,264

Basic earnings per share	$(0.06)	$(0.17)
Diluted earnings per share	$(0.06)	$(0.17)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 28/29,
(in millions)	2025	2024
Equity awards	7	6
Convertible Notes	84	127
Total antidilutive securities	92	133

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2025	November 30, 2024
Cash and cash equivalents (Consolidated Balance Sheets)	$833	$1,210
Restricted cash (included in prepaid expenses and other and other assets)	23	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$856	$1,231

NOTE 9 – Property and Equipment

Ship Sales

In March 2025, we completed the sale of one North America segment ship for an expected gain which is not material and represents a passenger-capacity reduction of 460 berths. We will continue to operate the ship under a bareboat charter agreement through May 2026.

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
•Factors associated with climate change, including evolving and increasing regulations, increasing concerns about climate change and the shift in climate conscious consumerism and stakeholder scrutiny, and increasing frequency and/or severity of adverse weather conditions could have a material impact on our business.
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

Table of Content
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

Known Trends and Uncertainties

•We believe the volatility in the cost of fuel is reasonably likely to impact our profitability in both the short and long-term.
•We believe the increasing focus on the reduction of greenhouse gas emissions and new and evolving related regulatory requirements, is reasonably likely to have a material negative impact on our future financial results. We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2024 was $46 million, which represented costs associated with 40% of emissions under the ETS operational scope. In 2025, 70% of emissions under the ETS scope will be impacted, and in 2026, all in scope emissions will be impacted.

Table of Content
Statistical Information

	Three Months Ended February 28/29,
	2025	2024
Passenger Cruise Days (“PCDs”) (in millions) (a)	24.3	23.5
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	23.6	23.0
Occupancy percentage (d)	103%	102%
Passengers carried (in millions)	3.2	3.0

Fuel consumption in metric tons (in millions)	0.7	0.7
Fuel consumption in metric tons per thousand ALBDs	30.3	31.8
Fuel cost per metric ton consumed (excluding European Union Allowance)	$643	$686

Currencies (USD to 1)
AUD	$0.63	$0.66
CAD	$0.70	$0.74
EUR	$1.04	$1.09
GBP	$1.25	$1.27

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

(c)For the three months ended February 28, 2025 compared to the three months ended February 29, 2024, we had a 2.5% capacity increase in ALBDs comprised of a 5.7% capacity increase in our North America segment and a 2.9% capacity decrease in our Europe segment.

Our North America segment’s capacity increase was caused by the following:
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024
•Carnival Cruise Line 4,130-passenger capacity ship that transferred from Costa Cruises and entered into service in April 2024

The increase in our North America segment’s capacity was partially offset by:
•Seabourn 460-passenger capacity ship that was removed from service in September 2024
•P&O Cruises (Australia) 2,000-passenger capacity that was removed from service in February 2025

Our Europe segment’s capacity decrease was caused by a Costa Cruises 4,240-passenger capacity ship that transferred to Carnival Cruise Line in April 2024.

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

Table of Content
Three Months Ended February 28, 2025 (“2025”) Compared to February 29, 2024 (“2024”)

Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2025 total revenues. Passenger ticket revenues increased by $216 million, or 6.0%, to $3.8 billion in 2025 from $3.6 billion in 2024.

This increase was caused by:
•$145 million - higher ticket prices driven by continued strength in demand
•$91 million - 2.5% capacity increase in ALBDs
•$32 million - 1.0 percentage point increase in occupancy

These increases were partially offset by a net unfavorable foreign currency translation impact of $50 million.

The remaining 34% of 2025 total revenues was comprised of onboard and other revenues, which increased by $189 million, or 11%, to $2.0 billion in 2025 from $1.8 billion in 2024.

This increase was caused by:
•$126 million - higher onboard spending by our guests
•$63 million - 2.5% capacity increase in ALBDs

North America Segment

Passenger ticket revenues made up 62% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $159 million, or 7.0%, to $2.4 billion in 2025 from $2.3 billion in 2024.

This increase was caused by:
•$130 million - 5.7% capacity increase in ALBDs
•$46 million - higher ticket prices driven by continued strength in demand

The remaining 38% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $173 million, or 13%, to $1.5 billion in 2025 from $1.3 billion in 2024.

This increase was caused by:
•$99 million - higher onboard spending by our guests
•$75 million - 5.7% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $52 million, or 3.8%, and were $1.4 billion in 2025 and 2024.

This increase was caused by:
•$100 million - higher ticket prices driven by continued strength in demand
•$25 million - 1.8 percentage point increase in occupancy

These increases were partially offset by:
•$46 million - net unfavorable foreign currency translation
•$39 million - 2.9% capacity decrease in ALBDs

The remaining 23% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $9 million, or 2.2%, to $413 million in 2025 from $404 million in 2024. This increase was caused by $27 million of higher onboard spending by our guests, partially offset by a 2.9% capacity decrease in ALBDs, representing $12 million.

Table of Content
Operating Expenses

Consolidated

Operating expenses increased by $62 million, or 1.7%, to $3.8 billion in 2025 from $3.7 billion in 2024.

This increase was caused by:
•$102 million - 2.5% capacity increase in ALBDs
•$38 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$33 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by:
•$40 million - net favorable foreign currency translation
•$28 million - lower fuel prices
•$27 million - lower fuel consumption per ALBD
•$24 million - lower repair and maintenance expenses (including dry-dock expenses)

Selling and administrative expenses increased by $34 million, or 4.2%, to $848 million in 2025 from $813 million in 2024.

Depreciation and amortization expenses increased by $41 million, or 6.7%, to $654 million in 2025 from $613 million in 2024.

North America Segment

Operating expenses increased by $34 million, or 1.4%, and were $2.4 billion in 2025 and 2024.

This increase was caused by a 5.7% capacity increase in ALBDs, representing $138 million.

This increase was partially offset by:
•$44 million - lower repair and maintenance expenses (including dry-dock expenses)
•$26 million - lower fuel consumption per ALBD
•$23 million - lower fuel prices

Selling and administrative expenses increased by $19 million, or 3.8%, to $521 million in 2025 from $502 million in 2024.

Depreciation and amortization expenses increased by $36 million, or 9.0%, to $434 million in 2025 from $398 million in 2024.

Europe Segment

Operating expenses were $1.3 billion in 2025 and 2024. The changes in operating expenses for the Europe segment were not material.

Selling and administrative expenses increased by $16 million, or 6.9%, to $250 million in 2025 from $234 million in 2024.

Depreciation and amortization expenses increased by $5 million, or 3.0%, to $169 million in 2025 from $164 million in 2024.

Operating Income

Our consolidated operating income increased by $267 million to $543 million in 2025 from $276 million in 2024. Our North America segment’s operating income increased by $244 million to $516 million in 2025 from $272 million in 2024, and our Europe segment’s operating income increased by $21 million to $140 million in 2025 from $119 million in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $94 million, or 20%, to $377 million in 2025 from $471 million in 2024. The decrease was substantially all due to a decrease in total debt and lower average interest rates.

Table of Content
Debt extinguishment and modification costs increased by $218 million to $252 million in 2025 from $33 million in 2024 as a result of debt transactions occurring during the respective periods.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2025, we had $3.8 billion of liquidity including $0.8 billion of cash and cash equivalents and $2.9 billion of borrowings available under our multi-currency revolving credit facility. In addition, we had $7.8 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. We will continue to pursue various opportunities to repay portions of our existing indebtedness and refinance future debt maturities to extend maturity dates and reduce interest expense. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $8.6 billion as of February 28, 2025 compared to a working capital deficit of $8.2 billion as of November 30, 2024. The increase in working capital deficit was caused by an increase in customer deposits and decreases in cash and cash equivalents as well as accrued liabilities and other. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.9 billion and $6.4 billion of current customer deposits as of February 28, 2025 and November 30, 2024. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $0.9 billion of net cash flows from operating activities during the three months ended February 28, 2025, a decrease of $0.8 billion, compared to $1.8 billion provided for the same period in 2024. This was driven by the nonrecurrence of cash provided by the release of $0.8 billion in credit card reserves in 2024 (included in the change in prepaid expenses and other assets).

Investing Activities

During the three months ended February 28, 2025, net cash used in investing activities was $605 million. This was caused by capital expenditures of $607 million primarily attributable to ship improvements and developments in our port destinations and exclusive islands.
During the three months ended February 29, 2024, net cash used in investing activities was $2.2 billion. This was driven by capital expenditures of $2.1 billion principally attributable to the delivery of two North America segment ships.

Financing Activities

During the three months ended February 28, 2025, net cash used in financing activities of $690 million was driven by:
•Repayments of $3.4 billion of long-term debt
•Debt issuance costs of $24 million
•Debt extinguishment costs of $197 million
•Issuances of $3.0 billion of long-term debt

During the three months ended February 29, 2024, net cash provided by financing activities of $0.2 billion was caused by:
•Repayments of $1.4 billion of long-term debt
•Debt issuance costs of $77 million
•Debt extinguishment costs of $31 million
•Issuances of $1.7 billion of long-term debt

Table of Content

Funding Sources

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

(in billions)	2025	2026	2027	2028	2029	Thereafter
Future export credit facilities at February 28, 2025	$0.7	$—	$1.2	$1.2	$1.6	$3.1

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At February 28, 2025, we were in compliance with the applicable covenants under our debt agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2024 Form 10-K.

Interest Rate Risks

The composition of our debt, after the effect of interest rate swaps, was as follows:

February 28, 2025
Fixed rate	61%
EUR fixed rate	23%
Floating rate	7%
EUR floating rate	10%

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
Our President, Chief Executive Officer and Chief Climate Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2025, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 20, 2022, Princess Cruises notified the Australian Maritime Safety Authorization (“AMSA”) and the flag state, Bermuda, regarding approximately six cubic meters of comminuted food waste (liquid biodigester effluent) inadvertently released by Coral Princess inside the Great Barrier Reef Marine Park. On June 23, 2022, the UK P&I Club N.V. provided a letter of undertaking for approximately $1.9 million (being the estimated maximum combined penalty). On May 31, 2023, we received a summons from the Australia Federal Prosecution Service indicating that formal charges are being pursued against Princess Cruises and the captain of the vessel. At an arraignment held on February 18, 2025, Princess Cruises and the captain both entered pleas of not guilty. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

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

Item 5. Other Information.

C.Trading Plans

During the quarter ended February 28, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Material Contracts
10.1
Repricing Amendment No. 7, dated as of January 13, 2025, to Term Loan Agreement, dated as of June 30, 2020, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
					X
10.2
Repricing Amendment No. 2, dated as of January 13, 2025, to Term Loan Agreement, dated as of August 8, 2023, among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc, the other guarantors party thereto, the various financial institutions as are or shall become parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
					X
10.3
Indenture, dated as of February 7, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.125% Senior Unsecured Notes due 2033.
					X
10.4
Indenture, dated as of February 28, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.750% Senior Unsecured Notes due 2030.
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, as filed with the Securities and Exchange Commission on March 25, 2025, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three months ended February 28/29, 2025 and 2024;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28/29, 2025 and 2024;				X
	(iii) the Consolidated Balance Sheets at February 28, 2025 and November 30, 2024;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2025 and 2024;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28/29, 2025 and 2024;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, as filed with the Securities and Exchange Commission on March 25, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
President, Chief Executive Officer and Chief Climate Officer	President, Chief Executive Officer and Chief Climate Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: March 25, 2025	Date: March 25, 2025