Form 10-Q
period 2025-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2025-06-26
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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

At June 19, 2025, Carnival Corporation had outstanding 1,167,404,107 shares of Common Stock, $0.01 par value.
At June 19, 2025, Carnival plc had outstanding 188,478,051 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,167,404,107 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

Table of Content
CARNIVAL CORPORATION & PLC

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenues
Passenger ticket	$4,104	$3,754	$7,936	$7,370
Onboard and other	2,224	2,027	4,202	3,817
	6,328	5,781	12,139	11,187
Operating Expenses
Commissions, transportation and other	780	732	1,631	1,552
Onboard and other	671	628	1,271	1,178
Payroll and related	640	614	1,280	1,237
Fuel	468	525	933	1,030
Food	372	360	726	706
Other operating	955	938	1,813	1,800
Cruise and tour operating expenses	3,886	3,798	7,653	7,502
Selling and administrative	816	789	1,663	1,603
Depreciation and amortization	692	634	1,346	1,247
	5,394	5,221	10,662	10,352
Operating Income	934	560	1,477	836
Nonoperating Income (Expense)
Interest income	12	25	18	58
Interest expense, net of capitalized interest	(341)	(450)	(718)	(921)
Debt extinguishment and modification costs	(4)	(33)	(255)	(66)
Other income (expense), net	(20)	(7)	(12)	(25)
	(353)	(464)	(967)	(953)
Income (Loss) Before Income Taxes	582	96	510	(118)
Income Tax Expense, Net	(17)	(5)	(24)	(5)
Net Income (Loss)	$565	$92	$486	$(123)
Earnings Per Share
Basic	$0.43	$0.07	$0.37	$(0.10)
Diluted	$0.42	$0.07	$0.37	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Net Income (Loss)	$565	$92	$486	$(123)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	227	7	215	7
Other	6	11	6	12
Other Comprehensive Income (Loss)	233	18	221	19
Total Comprehensive Income (Loss)	$798	$110	$708	$(104)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2025	November 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,146	$1,210
Trade and other receivables, net	569	590
Inventories	476	507
Prepaid expenses and other	1,158	1,070
Total current assets	4,349	3,378
Property and Equipment, Net	42,751	41,795
Operating Lease Right-of-Use Assets, Net	1,365	1,368
Goodwill	579	579
Other Intangibles	1,178	1,163
Other Assets	943	775
	$51,165	$49,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,392	$1,538
Current portion of operating lease liabilities	177	163
Accounts payable	1,198	1,133
Accrued liabilities and other	2,072	2,358
Customer deposits	8,082	6,425
Total current liabilities	12,920	11,617
Long-Term Debt	25,862	25,936
Long-Term Operating Lease Liabilities	1,217	1,239
Other Long-Term Liabilities	1,159	1,012
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,298 shares issued at 2025 and 1,294 shares issued at 2024	13	13
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2025 and 2024	361	361
Additional paid-in capital	17,208	17,155
Retained earnings	2,543	2,101
Accumulated other comprehensive income (loss) (“AOCI”)	(1,753)	(1,975)
Treasury stock, 131 shares at 2025 and 130 shares at 2024 of Carnival Corporation and 72 shares at 2025 and 73 shares at 2024 of Carnival plc, at cost	(8,364)	(8,404)
Total shareholders’ equity	10,007	9,251
	$51,165	$49,057
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$486	$(123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,346	1,247
Loss on debt extinguishment	253	63
(Income) loss from equity-method investments	3	7
Share-based compensation	45	30
Amortization of discounts and debt issue costs	60	72
Non-cash lease expense	77	67
Gain on sales of ships	(103)	—
Greenhouse gas regulatory expense	29	15
Other	72	39
	2,268	1,417
Changes in operating assets and liabilities
Receivables	22	38
Inventories	33	14
Prepaid expenses and other assets	(209)	449
Accounts payable	(10)	(52)
Accrued liabilities and other	(382)	(30)
Customer deposits	1,596	1,971
Net cash provided by (used in) operating activities	3,317	3,807
INVESTING ACTIVITIES
Purchases of property and equipment	(1,458)	(3,457)
Proceeds from sales of ships and other	312	—
Other	(45)	72
Net cash provided by (used in) investing activities	(1,191)	(3,384)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(5,064)	(4,072)
Debt issuance costs	(41)	(117)
Debt extinguishment costs	(197)	(41)
Proceeds from issuance of long-term debt	4,082	3,048
Other	10	(1)
Net cash provided by (used in) financing activities	(1,211)	(1,183)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	940	(767)
Cash, cash equivalents and restricted cash at beginning of period	1,231	2,436
Cash, cash equivalents and restricted cash at end of period	$2,171	$1,669

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings (accumulated deficit)	AOCI	Treasury stock	Total shareholders’ equity
At February 28, 2025	$13	$361	$17,180	$1,991	$(1,986)	$(8,376)	$9,182
Net income (loss)	—	—	—	565	—	—	565
Other comprehensive income (loss)	—	—	—	—	233	—	233
Issuance of treasury shares for vested share-based awards	—	—	—	(12)	—	12	—
Share-based compensation and other	—	—	28	—	—	(1)	27
At May 31, 2025	$13	$361	$17,208	$2,543	$(1,753)	$(8,364)	$10,007

At February 29, 2024	$13	$361	$16,679	$(29)	$(1,938)	$(8,404)	$6,682
Net income (loss)	—	—	—	92	—	—	92
Other comprehensive income (loss)	—	—	—	—	18	—	18
Share-based compensation and other	—	—	22	—	—	—	22
At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2024	$13	$361	$17,155	$2,101	$(1,975)	$(8,404)	$9,251
Net income (loss)	—	—	—	486	—	—	486
Other comprehensive income (loss)	—	—	—	—	221	—	221
Issuance of treasury shares for vested share-based awards	—	—	—	(44)	—	44	—
Share-based compensation and other	—	—	52	—	—	(5)	48
At May 31, 2025	$13	$361	$17,208	$2,543	$(1,753)	$(8,364)	$10,007

At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income (loss)	—	—	—	(123)	—	—	(123)
Other comprehensive income (loss)	—	—	—	—	19	—	19
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	36	—	—	(2)	35
At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814

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

For 2024, we reclassified $15 million from other to greenhouse gas regulatory expense in the Consolidated Statements of Cash Flows to conform to the current year presentation.

Brand Realignment

In March 2025, we sunset the P&O Cruises (Australia) brand and folded its operations into Carnival Cruise Line.

Accounting Pronouncements

In November 2023, the FASB issued guidance, Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ measure of profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for us for annual periods beginning in 2025 and interim periods beginning in 2026. While this guidance will not have an effect on our Consolidated Statements of Income (Loss) or Consolidated Balance Sheets, it will affect certain segment reporting disclosures.

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

Table of Content
NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits and advance onboard purchases are initially included in customer deposits when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct expenses of a voyage are recognized as cruise expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Future travel discount vouchers are included as a reduction of cruise passenger ticket revenues when such vouchers are utilized. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related expenses of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation expenses at the time of revenue recognition. The cost of prepaid air and other transportation expenses at May 31, 2025 and November 30, 2024 were $228 million and $219 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related expenses are included in onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $8.5 billion as of May 31, 2025 and $6.8 billion as of November 30, 2024. During the six months ended May 31, 2025 and 2024, we recognized revenues of $5.1 billion and $4.7 billion related to our customer deposits as of November 30, 2024 and 2023. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $445 million as of May 31, 2025 and $336 million as of November 30, 2024.

Table of Content
NOTE 3 – Debt

			May 31,	November 30,
(in millions)	Maturity	Rate (a)	2025	2024
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.88%	$192	$192
Notes	Aug 2028	4.00%	2,406	2,406
Notes	Aug 2029	7.00%	500	500
Loans
Floating rate	Aug 2027 - Oct 2028	SOFR + 2.00% (b)	2,449	2,449
Total Secured Subsidiary Guaranteed			5,547	5,547
Senior Priority Subsidiary Guaranteed
Notes (c)	May 2028	10.38%	—	2,030
Unsecured Subsidiary Guaranteed
Notes
Notes (d)	Mar 2026	7.63%	—	1,351
Notes	Mar 2027	5.75%	2,722	2,722
Convertible Notes	Dec 2027	5.75%	1,131	1,131
Notes	May 2029	6.00%	2,000	2,000
EUR Notes	Jan 2030	5.75%	569	528
Notes	Mar 2030	5.75%	1,000	—
Notes (e)	Jun 2030	10.50%	—	1,000
Notes	Jun 2031	5.88%	1,000	—
Notes	Feb 2033	6.13%	2,000	—
Loans
EUR floating rate (f)	Apr 2025	EURIBOR + 3.25%	—	211
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (g)	480	514
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	2,176	2,370
EUR floating rate	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	2,596	2,590
EUR fixed rate	Feb 2031 - Sep 2037	1.05 - 4.00%	5,523	5,386
Total Unsecured Subsidiary Guaranteed			21,197	19,803
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
EUR Notes	Oct 2029	1.00%	682	633
Loans
EUR floating rate (f)	Apr 2029	EURIBOR + 1.95%	341	—
Total Unsecured (No Subsidiary Guarantee)			1,223	833
Total Debt			27,967	28,213
Less: unamortized debt issuance costs and discounts			(713)	(738)
Total Debt, net of unamortized debt issuance costs and discounts			27,254	27,475
Less: current portion of long-term debt			(1,392)	(1,538)
Long-Term Debt			$25,862	$25,936

Table of Content
(a)The reference rates, together with any applicable credit adjustment spread, for all of our variable debt have 0.00% to 0.75% floors.
(b)As part of the repricing of our senior secured term loans, we amended the loans’ margin from 2.75% to 2.00%. See “Repricing of Senior Secured Term Loans” below.
(c)See “2033 Senior Unsecured Notes” below.
(d)See “2031 Senior Unsecured Notes” below.
(e)See “2030 Senior Unsecured Notes” below.
(f)In April 2025, the euro floating rate loan agreement was amended to increase the principal amount by $112 million, extend its maturity from April 2025 to April 2029, amend the loan’s margin from 3.25% to 1.95% and remove the subsidiary guarantee.
(g)Includes applicable credit adjustment spread.

As of May 31, 2025, Carnival Corporation and/or Carnival plc was the primary obligor of all our outstanding debt excluding the following:
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

As of May 31, 2025, all of our outstanding debt was issued or guaranteed by substantially the same entities with the exception of the following:
•The Revolving Facility of Carnival Holdings II, which does not guarantee our other outstanding debt
•The export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt

As of May 31, 2025, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2025	$692
2026	1,400
2027	4,958
2028	6,758
2029	4,780
Thereafter	9,378
Total	$27,967

Revolving Facility

As of May 31, 2025, Carnival Holdings II had $3.0 billion available for borrowing under the Revolving Facility.

New Revolving Facility

In June 2025, Carnival Corporation and Carnival plc entered into a $4.5 billion unsecured multi-currency revolving credit facility (“New Revolving Facility”). The New Revolving Facility replaced the Revolving Facility of Carnival Holdings II. The New Revolving Facility matures in June 2030 and contains an accordion feature, allowing for up to $1.0 billion of additional revolving commitments. We may borrow or utilize available amounts under the New Revolving Facility through June 2030, subject to the satisfaction of the conditions in the facility.

Borrowings under the New Revolving Facility will bear interest at a rate of term SOFR, EURIBOR, or daily compounding SONIA, as applicable, plus a margin based on the long-term credit ratings of Carnival Corporation. In addition, we are required to pay certain fees on the aggregate commitments under the New Revolving Facility.

Repricing of Senior Secured Term Loans

In January 2025, we entered into amendments with the lender syndicate to reprice the outstanding principal amounts of our first-priority senior secured term loan facility maturing in 2027 and our first-priority senior secured term loan facility maturing

Table of Content
in 2028 (“Repriced Loans”), which are included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above. The Repriced Loans bear interest at a rate per annum equal to SOFR with a 0.75% floor, plus a margin equal to 2.00%.

2030 Senior Unsecured Notes

In February 2025, we issued $1.0 billion aggregate principal amount of 5.75% senior unsecured notes due 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 10.50% senior unsecured notes due 2030.

2033 Senior Unsecured Notes

In February 2025, we issued $2.0 billion aggregate principal amount of 6.13% senior unsecured notes due 2033. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 10.38% senior priority notes due 2028.

2031 Senior Unsecured Notes

In May 2025, we issued $1.0 billion aggregate principal amount of 5.88% senior unsecured notes due 2031. We used the net proceeds from the issuance, together with cash on hand, to redeem the outstanding principal amount of the 7.63% senior unsecured notes due 2026.

Debt Extinguishment and Modification Costs

During the three and six months ended May 31, 2025, we recognized a total of $4 million and $255 million of debt extinguishment and modification costs, including $197 million of premium paid on redemption during the six months ended May 31, 2025, within our Consolidated Statements of Income (Loss) as a result of the above transactions.

Export Credit Facility Borrowings

Our export credit facilities are due in semi-annual installments through 2037. As of May 31, 2025, we had $8.4 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of May 31, 2025, the net book value of our ships subject to negative pledges pursuant to export credit facilities was $18.7 billion.

Collateral and Priority Pool

As of May 31, 2025, the net book value of our ships and ship improvements, excluding ships under construction, is $39.8 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.7 billion, including $21.1 billion related to ships and certain assets related to those ships) as of May 31, 2025 and certain other assets.

As of May 31, 2025, $2.8 billion in net book value of our ship and ship improvements relate to the priority pool ships included in the priority pool of three unencumbered ships (the “Revolving Facility Subject Ships”) for our Revolving Facility. As of May 31, 2025, there was no change in the identity of the Revolving Facility Subject Ships.

Covenant Compliance

As of May 31, 2025, our Revolving Facility, unsecured loan and export credit facilities contain certain covenants listed below:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) as follows:
◦For our export credit facilities and our Revolving Facility, at a ratio of not less than 2.0 to 1.0 for the May 31, 2025 testing date, at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards and as applicable through their respective maturity dates
◦For our unsecured loan, at a ratio of not less than 2.0 to 1.0 for the May 31, 2025 testing date through the maturity date
•For certain of our unsecured loan and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%
•Maintain minimum liquidity of $1.5 billion

Table of Content
•Adhere to certain restrictive covenants through August 2027 (subject to such covenants terminating if we reach an investment grade credit rating in accordance with the agreement governing the Revolving Facility)
•Limit the amounts of our secured assets as well as secured and other indebtedness

At May 31, 2025, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt and derivative contract payables could become due, and our debt and derivative contracts could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We appealed. On October 22, 2024, the Court of Appeals for the 11th Circuit reversed the District Court’s judgment against us. On March 6, 2025, Havana Docks filed a petition for certiorari with the Supreme Court of the United States and we responded. Following resolution of that petition, the case will be remanded to the District Court for further proceedings. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

As of May 31, 2025, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs have appealed the ruling. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

Under the European Union Treaty certain economic benefits that are provided under Italian law are subject to approval on a periodic basis by the European Commission. In May 2025, the European Commission announced it had approved these benefits through December 31, 2033. The full text of the decision is yet to be made public. One of our subsidiaries continues to receive and recognize these benefits. We will assess the details of the decision once made public. If the European Commission denied a portion of the benefits we recognized, the Italian Government may be required to retroactively disallow them and seek reimbursement from us, which would result in a reversal of their recognition. We do not expect the outcome to have a material impact on our consolidated financial statements.

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

Ship Commitments

As of May 31, 2025, our new ship growth capital commitments were $0.9 billion for the remainder of 2025 and $0.5 billion, $1.6 billion, $1.4 billion, $1.8 billion and $6.3 billion for the years ending November 30, 2026, 2027, 2028, 2029 and thereafter.

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

Table of Content
Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2025				November 30, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$22,101	$—	$22,526	$—	$22,449	$—	$23,241	$—
Floating rate debt (a)	5,866	—	5,783	—	5,764	—	5,685	—
Total	$27,967	$—	$28,309	$—	$28,213	$—	$28,927	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2025			November 30, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$1,648	$—	$—	$404	$—	$—
Derivative financial instruments	—	—	—	—	2	—
Total	$1,648	$—	$—	$404	$2	$—
Liabilities
Derivative financial instruments	$—	$5	$—	$—	$4	$—
Total	$—	$5	$—	$—	$4	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of May 31, 2025 and November 30, 2024, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2024	$927	$234	$1,161
Exchange movements	—	16	16
May 31, 2025	$927	$250	$1,177

Table of Content
Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2025	November 30, 2024
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$—	$2
Total derivative assets		$—	$2
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	Other long-term liabilities	$5	$4
Total derivative liabilities		$5	$4

(a)We have interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $1.0 billion at May 31, 2025 and November 30, 2024 of SOFR-based variable rate debt to fixed rate debt. As of May 31, 2025 and November 30, 2024, the SOFR-based interest rate swaps settle through 2027 and were designated as cash flow hedges. At November 30, 2024, we had a EURIBOR-based interest rate swap that was not designated as a cash flow hedge and effectively changed $11 million of EURIBOR-based floating rate euro debt to fixed rate euro debt. The EURIBOR-based interest rate swap matured in March 2025.

Our derivative contracts include rights of offset with our counterparties. As of May 31, 2025 and November 30, 2024, we did not have any counterparties with multiple derivative contracts.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2025	2024	2025	2024
Gains (losses) recognized in AOCI:
Interest rate swaps – cash flow hedges	$—	$20	$(1)	$33
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$2	$(8)	$4	$(20)
Foreign currency zero cost collars – Depreciation and amortization	$4	$—	$3	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$—	$—	$—	$2

The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and six months ended May 31, 2025 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, energy efficiency, itinerary efficiency, and new technologies and alternative fuels.

Table of Content
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
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At May 31, 2025, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ functional currency will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise brands are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

Table of Content
We also monitor the creditworthiness of travel agencies and tour operators and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in certain European countries where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

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

NOTE 6 – Segment Information

The chief operating decision maker, who is the Chief Executive Officer of Carnival Corporation and Carnival plc assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) North America cruise operations (“North America”), (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.
Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

Table of Content

	Three Months Ended May 31,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2025
North America (a)	$4,214	$2,600	$473	$450	$691
Europe	2,011	1,208	248	187	368
Cruise Support	73	46	90	50	(113)
Tour and Other	31	32	5	6	(12)
	$6,328	$3,886	$816	$692	$934
2024
North America (a)	$3,984	$2,580	$464	$414	$525
Europe	1,697	1,135	230	164	168
Cruise Support	63	39	90	49	(114)
Tour and Other	37	44	6	6	(19)
	$5,781	$3,798	$789	$634	$560

	Six Months Ended May 31, 2025
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2025
North America (a)	$8,120	$5,036	$993	$884	$1,207
Europe	3,841	2,478	499	356	508
Cruise Support	145	91	163	95	(204)
Tour and Other	33	47	9	12	(34)
	$12,139	$7,653	$1,663	$1,346	$1,477
2024
North America (a)	$7,558	$4,982	$966	$813	$797
Europe	3,466	2,386	464	328	288
Cruise Support	122	75	162	94	(210)
Tour and Other	41	59	10	12	(40)
	$11,187	$7,502	$1,603	$1,247	$836
(a)Beginning in the first quarter of 2025, we renamed the North America and Australia segment to the North America segment.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2025	2024	2025	2024
North America	$3,774	$3,542	$7,243	$6,663
Europe	1,964	1,631	3,590	3,199
Australia	315	355	735	781
Other	275	252	570	545
	$6,328	$5,781	$12,139	$11,187

Table of Content
NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2025	2024	2025	2024
Net income (loss)	$565	$92	$486	$(123)
Interest expense on dilutive Convertible Notes	18	—	—	—
Net income (loss) for diluted earnings per share	$582	$92	$486	$(123)

Weighted-average shares outstanding	1,312	1,267	1,310	1,265
Dilutive effect of equity awards	4	4	6	—
Dilutive effect of Convertible Notes	84	—	—	—
Diluted weighted-average shares outstanding	1,400	1,271	1,316	1,265

Basic earnings per share	$0.43	$0.07	$0.37	$(0.10)
Diluted earnings per share	$0.42	$0.07	$0.37	$(0.10)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2025	2024	2025	2024
Equity awards	—	—	—	5
Convertible Notes	—	127	84	127
Total antidilutive securities	—	127	84	132

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2025	November 30, 2024
Cash and cash equivalents (Consolidated Balance Sheets)	$2,146	$1,210
Restricted cash (included in prepaid expenses and other and other assets)	25	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$2,171	$1,231

NOTE 9 – Property and Equipment

Ship Sales

During 2025, we completed the sales of one North America segment ship and one Europe segment ship, which represents a passenger-capacity reduction of 460 berths for our North America segment and 2,700 berths for our Europe segment. We will continue to operate the North America segment ship through May 2026 and the Europe segment ship through September 2026 under bareboat charter agreements.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including statements concerning future results, operations, strategy, outlooks, plans, goals, reputation, cash flows, liquidity and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “aspiration,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.
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

Table of Content
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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K.

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
•We believe the increasing focus on the reduction of greenhouse gas emissions and new and evolving related regulatory requirements, are reasonably likely to have a material negative impact on our future financial results. We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2024 was $46 million, which represented costs associated with 40% of emissions under the ETS operational scope. In 2025, 70% of emissions under the ETS scope will be impacted, and in 2026, all in scope emissions will be impacted.

Table of Content
Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Passenger Cruise Days (“PCDs”) (in millions) (a)	25.3	24.3	49.6	47.8
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	24.2	23.5	47.8	46.5
Occupancy percentage (d)	104%	104%	104%	103%
Passengers carried (in millions)	3.4	3.3	6.5	6.3

Fuel consumption in metric tons (in millions)	0.7	0.7	1.4	1.5
Fuel consumption in metric tons per thousand ALBDs	29.9	31.9	30.1	31.8
Fuel cost per metric ton consumed (excluding European Union Allowance)	$614	$684	$628	$685

Currencies (USD to 1)
AUD	$0.63	$0.66	$0.63	$0.66
CAD	$0.71	$0.73	$0.70	$0.74
EUR	$1.11	$1.08	$1.08	$1.08
GBP	$1.31	$1.26	$1.28	$1.26

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

(c)For the three months ended May 31, 2025 compared to the three months ended May 31, 2024, we had a 3.1% capacity increase in ALBDs comprised of a 0.3% capacity increase in our North America segment and an 8.4% capacity increase in our Europe segment.

Our North America segment’s capacity increase was caused by a Carnival Cruise Line 4,130-passenger capacity ship that transferred from Costa Cruises and entered into service in April 2024.

The increase in our North America segment’s capacity was partially offset by the following:
•Seabourn 460-passenger capacity ship that left the fleet in September 2024
•P&O Cruises (Australia) 2,000-passenger capacity ship that left the fleet in February 2025

Our Europe segment’s capacity increase was caused by the following:
•Cunard 2,960-passenger capacity ship that entered into service in May 2024
•The return to normal operations for ships impacted by the Red Sea rerouting in the prior year

Table of Content

For the six months ended May 31, 2025 compared to the six months ended May 31, 2024, we had a 2.8% capacity increase in ALBDs comprised of a 2.9% capacity increase in our North America segment and a 2.6% capacity increase in our Europe segment.

Our North America segment’s capacity increase was caused by the following:
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024
•Carnival Cruise Line 4,130-passenger capacity ship that was transferred from Costa Cruises and entered into service in April 2024

Our North America segment’s capacity increase was partially offset by:
•Seabourn 460-passenger capacity ship that left the fleet in September 2024
•P&O Cruises (Australia) 2,000-passenger capacity ship that left the fleet in February 2025

Our Europe segment’s capacity increase was caused by:
•Cunard 2,960-passenger capacity ship that entered into service in May 2024
•The return to normal operations for ships impacted by the Red Sea rerouting in the prior year

The increase in our Europe segment’s capacity was partially offset by a Costa Cruises 4,240-passenger capacity ship that transferred to Carnival Cruise Line in February 2024

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2025 (“2025”) Compared to Three Months Ended May 31, 2024 (“2024”)

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2025 total revenues. Passenger ticket revenues increased by $351 million, or 9.3%, to $4.1 billion in 2025 from $3.8 billion in 2024.

This increase was caused by:
•$169 million - higher ticket prices driven by continued strength in demand
•$115 million - 3.1% capacity increase in ALBDs
•$51 million - net favorable foreign currency translation impact
•$35 million - 0.9 percentage point increase in occupancy

The remaining 35% of 2025 total revenues was comprised of onboard and other revenues, which increased by $197 million, or 9.7%, to $2.2 billion in 2025 from $2.0 billion in 2024.

This increase was driven by:
•$128 million - higher onboard spending by our guests
•$37 million - 3.1% capacity increase in ALBDs

North America Segment

Passenger ticket revenues made up 61% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $108 million, or 4.4%, to $2.6 billion in 2025 from $2.5 billion in 2024.

This increase was caused by:
•$102 million - higher ticket prices driven by continued strength in demand
•$23 million - 1.0 percentage point increase in occupancy

Table of Content
The remaining 39% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $122 million, or 8.1%, to $1.6 billion in 2025 from $1.5 billion in 2024. This increase was driven by $103 million of higher onboard spending by our guests.

Europe Segment

Passenger ticket revenues made up 76% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $234 million, or 18%, to $1.5 billion in 2025 from $1.3 billion in 2024.

This increase was driven by:
•$109 million - 8.4% capacity increase in ALBDs
•$67 million - higher ticket prices driven by continued strength in demand
•$52 million - net favorable foreign currency translation

The remaining 24% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $79 million, or 20%, to $474 million in 2025 from $395 million in 2024.

This increase was driven by:
•$33 million - 8.4% capacity increase in ALBDs
•$25 million - higher onboard spending by our guests

Operating Expenses

Consolidated

Operating expenses increased by $89 million, or 2.3%, to $3.9 billion in 2025 from $3.8 billion in 2024.

This increase was caused by:
•$101 million - 3.1% capacity increase in ALBDs
•$72 million - higher repair and maintenance expenses (including dry-dock expenses)
•$31 million - higher onboard and other cost of sales driven by higher onboard revenues
•$31 million - net unfavorable foreign currency translation
•$14 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests

These increases were partially offset by:
•$103 million - gains on the sales of one North America segment ship and one Europe segment ship
•$40 million - lower fuel prices including the impact of the European Union allowance cost (“EU allowances”)
•$32 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $26 million, or 3.3%, to $816 million in 2025 from $789 million in 2024.

Depreciation and amortization expenses increased by $59 million, or 9.2%, to $692 million in 2025 from $634 million in 2024.

North America Segment

Operating expenses were $2.6 billion in 2025 and 2024. The changes in operating expenses for the North America segment were not material.

Selling and administrative expenses increased by $8 million, or 1.8%, to $473 million in 2025 from $464 million in 2024.

Depreciation and amortization expenses increased by $35 million, or 8.5%, to $450 million in 2025 from $414 million in 2024.

Table of Content
Europe Segment

Operating expenses increased by $73 million, or 6.5%, to $1.2 billion in 2025 from $1.1 billion in 2024.

This increase was caused by:
•$95 million - 8.4% capacity increase in ALBDs
•$31 million - net unfavorable foreign currency translation

These increases were partially offset by a $57 million gain on sale of one ship.

Selling and administrative expenses increased by $18 million, or 8.0%, to $248 million in 2025 from $230 million in 2024.

Depreciation and amortization expenses increased by $22 million, or 14%, to $187 million in 2025 from $164 million in 2024. This increase was driven by increases in capacity, fleet enhancements and net unfavorable foreign currency translation.

Operating Income

Our consolidated operating income increased by $374 million to $934 million in 2025 from $560 million in 2024. Our North America segment’s operating income increased by $167 million to $691 million in 2025 from $525 million in 2024, and our Europe segment’s operating income increased by $199 million to $368 million in 2025 from $168 million in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $109 million, or 24%, to $341 million in 2025 from $450 million in 2024. The decrease was substantially all due to a decrease in total debt, lower average interest rates and increased capitalized interest.

Debt extinguishment and modification costs decreased by $29 million to $4 million in 2025 from $33 million in 2024 as a result of debt transactions occurring during the respective periods.

Six Months Ended May 31, 2025 (“2025”) Compared to Six Months Ended May 31, 2024 (“2024”)
Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2025 total revenues. Passenger ticket revenues increased by $566 million, or 7.7%, to $7.9 billion in 2025 from $7.4 billion in 2024.

This increase was caused by:
•$320 million - higher ticket prices driven by continued strength in demand
•$207 million - 2.8% capacity increase in ALBDs
•$68 million - 0.9 percentage point increase in occupancy

These increases were partially offset by a decrease of $29 million in air transportation revenue.

The remaining 35% of 2025 total revenues was comprised of onboard and other revenues, which increased by $386 million, or 10%, to $4.2 billion in 2025 from $3.8 billion in 2024.

This increase was driven by:
•$252 million - higher onboard spending by our guests
•$103 million - 2.8% capacity increase in ALBDs
•$29 million - 0.9 percentage point increase in occupancy

Table of Content
North America Segment

Passenger ticket revenues made up 62% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $268 million, or 5.6%, to $5.0 billion in 2025 from $4.7 billion in 2024.

This increase was caused by:
•$148 million - higher ticket prices driven by continued strength in demand
•$138 million - 2.9% capacity increase in ALBDs
•$30 million - 0.7 percentage point increase in occupancy

These increases were partially offset by a decrease of $31 million in air transportation revenue.

The remaining 38% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $295 million, or 10%, to $3.1 billion in 2025 from $2.8 billion in 2024.

This increase was driven by:
•$199 million - higher onboard spending by our guests
•$82 million - 2.9% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $286 million, or 11%, to $3.0 billion in 2025 from $2.7 billion in 2024.

This increase was driven by:
•$173 million - higher ticket prices driven by continued strength in demand
•$69 million - 2.6% capacity increase in ALBDs
•$38 million - 1.4 percentage point increase in occupancy

The remaining 23% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $88 million, or 11%, to $887 million in 2025 from $799 million in 2024.

This increase was driven by:
•$52 million - higher onboard spending by our guests
•$21 million - 2.6% capacity increase in ALBDs

Operating Expenses

Consolidated

Operating expenses increased by $150 million, or 2.0%, to $7.7 billion in 2025 from $7.5 billion in 2024.

This increase was caused by:
•$206 million - 2.8% capacity increase in ALBDs
•$63 million - higher onboard and other cost of sales driven by higher onboard revenues
•$50 million - higher repair and maintenance expenses (including dry-dock expenses)
•$44 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests

These increases were partially offset by:
•$103 million - gains on the sales of one North America segment ship and one Europe segment ship
•$68 million - lower fuel prices including the impact of the cost of EU allowances
•$58 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $61 million, or 3.8%, to $1.7 billion in 2025 from $1.6 billion in 2024.

Depreciation and amortization expenses increased by $100 million, or 8.0%, to $1.3 billion in 2025 from $1.2 billion in 2024.

Table of Content
North America Segment

Operating expenses increased by $54 million, or 1.1%, and were $5.0 billion in 2025 and 2024.

This increase was caused by:
•$145 million - 2.9% capacity increase in ALBDs
•$40 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by:
•$56 million - lower fuel prices including the impact of the cost of EU allowances
•$46 million - gain on sale of one ship
•$42 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $27 million, or 2.8%, to $993 million in 2025 from $966 million in 2024.

Depreciation and amortization expenses increased by $71 million, or 8.7%, to $884 million in 2025 from $813 million in 2024.

Europe Segment

Operating expenses increased by $92 million, or 3.9%, to $2.5 billion in 2025 from $2.4 billion in 2024.

This increase was caused by:
•$62 million - 2.6% capacity increase in ALBDs
•$35 million - higher repair and maintenance expenses (including dry-dock expenses)
•$25 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$23 million - higher onboard and other cost of sales driven by higher onboard revenues

These increases were partially offset by a $57 million gain on sale of one ship.

Selling and administrative expenses increased by $34 million, or 7.4%, to $499 million in 2025 from $464 million in 2024.

Depreciation and amortization expenses increased by $27 million, or 8.4%, to $356 million in 2025 from $328 million in 2024.

Operating Income

Our consolidated operating income increased by $641 million to $1.5 billion in 2025 from $0.8 billion in 2024. Our North America segment’s operating income increased by $410 million to $1.2 billion in 2025 from $0.8 billion in 2024, and our Europe segment’s operating income increased by $220 million to $508 million in 2025 from $288 million in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $203 million, or 22%, to $718 million in 2025 from $921 million in 2024. The decrease was substantially all due to a decrease in total debt, lower average interest rates and increased capitalized interest.

Debt extinguishment and modification costs increased by $190 million to $255 million in 2025 from $66 million in 2024 as a result of debt transactions occurring during the respective periods.

Table of Content
Liquidity, Financial Condition and Capital Resources

As of May 31, 2025, we had $5.2 billion of liquidity including $2.1 billion of cash and cash equivalents and $3.0 billion of borrowings available under the Revolving Facility. In June 2025, Carnival Corporation and Carnival plc entered into a $4.5 billion New Revolving Facility, which replaced the Revolving Facility. The New Revolving Facility matures in June 2030 and contains an accordion feature, allowing for up to $1.0 billion of additional revolving commitments. In addition, we had $8.4 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. We will continue to pursue various opportunities to repay portions of our existing indebtedness and refinance future debt maturities to extend maturity dates and reduce interest expense. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $8.6 billion as of May 31, 2025 compared to a working capital deficit of $8.2 billion as of November 30, 2024. The increase in working capital deficit was driven by an increase in customer deposits, partially offset by an increase in cash and cash equivalents as well as decreases in accrued liabilities and other and the current portion of long-term debt. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $8.1 billion and $6.4 billion of current customer deposits as of May 31, 2025 and November 30, 2024. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $3.3 billion of net cash flows from operating activities during the six months ended May 31, 2025, a decrease of $0.5 billion, compared to $3.8 billion provided for the same period in 2024. This was caused by the nonrecurrence of cash provided by the release of $0.8 billion in credit card reserves in 2024 (included in the change in prepaid expenses and other assets).

Investing Activities

During the six months ended May 31, 2025, net cash used in investing activities was $1.2 billion. This was driven by:
•Capital expenditures of $1.5 billion primarily attributable to ship improvements and developments in our port destinations and exclusive islands
•Proceeds of $312 million substantially all from the sales of one North America segment ship and one Europe segment ship

During the six months ended May 31, 2024, net cash used in investing activities was $3.4 billion. This was caused by capital expenditures of $3.5 billion primarily attributable to the delivery of two North America segment ships and one Europe segment ship.

Financing Activities

During the six months ended May 31, 2025, net cash used in financing activities of $1.2 billion was caused by:
•Repayments of $5.1 billion of long-term debt
•Debt issuance costs of $41 million
•Debt extinguishment costs of $197 million
•Issuances of $4.1 billion of long-term debt

Table of Content
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

(in billions)	2025	2026	2027	2028	2029	Thereafter
Future export credit facilities at May 31, 2025	$0.8	$—	$1.3	$1.3	$1.7	$3.4

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At May 31, 2025, we were in compliance with the applicable covenants under our debt agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2024 Form 10-K.

Interest Rate Risks

The composition of our debt, after the effect of interest rate swaps, was as follows:

May 31, 2025
Fixed rate	58%
EUR fixed rate	24%
Floating rate	7%
EUR floating rate	11%

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
Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2025, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Content
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the extent disclosure is required by Part II. Item 1 of Form 10-Q, the legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “Regulatory or Governmental Inquiries and Investigations,” are incorporated in this “Legal Proceedings” section by reference. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

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

Item 5. Other Information.

Trading Plans

During the quarter ended May 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Material Contracts
10.1
Indenture, dated as of May 21, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.875% Senior Unsecured Notes due 2031.
X
10.2	Form of Non-Employee Director Annual Unrestricted Stock Award Agreement for the Carnival Corporation 2020 Stock Plan.				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, as filed with the Securities and Exchange Commission on June 26, 2025, formatted in Inline XBRL, are as follows:

Table of Content

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2025 and 2024;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2025 and 2024;				X
	(iii) the Consolidated Balance Sheets at May 31, 2025 and November 30, 2024;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2025 and 2024;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2025 and 2024;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, as filed with the Securities and Exchange Commission on June 26, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These items are furnished and not filed.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
Chief Executive Officer	Chief Executive Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: June 26, 2025	Date: June 26, 2025