Form 10-Q
period 2025-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2025-09-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

At September 22, 2025, Carnival Corporation had outstanding 1,167,541,049 shares of Common Stock, $0.01 par value.
At September 22, 2025, Carnival plc had outstanding 188,483,863 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,167,541,049 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

Table of Content
CARNIVAL CORPORATION & PLC

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Passenger ticket	$5,430	$5,239	$13,366	$12,609
Onboard and other	2,723	2,657	6,925	6,474
Total Revenues	8,153	7,896	20,292	19,083
Cruise and tour operating expenses:
Commissions, transportation and other	973	958	2,603	2,510
Onboard and other	883	866	2,154	2,043
Payroll and related	636	575	1,915	1,812
Fuel	451	515	1,384	1,546
Food	398	393	1,124	1,099
Other operating	1,044	995	2,858	2,796
Total Cruise and tour operating expenses	4,385	4,303	12,037	11,805
Selling and administrative expense	779	763	2,442	2,366
Depreciation and amortization expense	717	651	2,064	1,898
Operating Income	2,271	2,178	3,748	3,013
Interest income	15	19	34	77
Interest expense, net of capitalized interest	(317)	(431)	(1,034)	(1,352)
Debt extinguishment and modification costs	(111)	(13)	(366)	(78)
Other income (expense), net	(2)	(10)	(14)	(35)
Income Before Income Taxes	1,857	1,743	2,368	1,626
Income tax expense, net	(6)	(8)	(30)	(13)
Net Income	$1,852	$1,735	$2,338	$1,613
Earnings Per Share
Basic	$1.41	$1.37	$1.78	$1.27
Diluted	$1.33	$1.26	$1.71	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Net Income	$1,852	$1,735	$2,338	$1,613
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	18	64	233	71
Other	20	(38)	27	(26)
Other Comprehensive Income (Loss)	39	26	260	45
Total Comprehensive Income (Loss)	$1,890	$1,761	$2,598	$1,658
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2025	November 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,763	$1,210
Trade and other receivables, net	651	590
Inventories	475	507
Prepaid expenses and other	979	1,070
Total current assets	3,868	3,378
Property and Equipment, Net	42,889	41,795
Operating Lease Right-of-Use Assets, Net	1,352	1,368
Goodwill	579	579
Other Intangibles	1,181	1,163
Other Assets	962	775
	$50,831	$49,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,417	$1,538
Current portion of operating lease liabilities	178	163
Accounts payable	1,173	1,133
Accrued liabilities and other	1,977	2,358
Customer deposits	6,691	6,425
Total current liabilities	11,436	11,617
Long-Term Debt	25,064	25,936
Long-Term Operating Lease Liabilities	1,201	1,239
Other Long-Term Liabilities	1,202	1,012
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,298 shares issued at 2025 and 1,294 shares issued at 2024	13	13
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2025 and 2024	361	361
Additional paid-in capital	17,238	17,155
Retained earnings	4,395	2,101
Accumulated other comprehensive income (loss) (“AOCI”)	(1,715)	(1,975)
Treasury stock, 131 shares at 2025 and 130 shares at 2024 of Carnival Corporation and 72 shares at 2025 and 73 shares at 2024 of Carnival plc, at cost	(8,364)	(8,404)
Total shareholders’ equity	11,928	9,251
	$50,831	$49,057
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$2,338	$1,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,064	1,898
Impairments	—	2
Loss on debt extinguishment	358	75
(Income) loss from equity-method investments	(5)	(3)
Share-based compensation	70	47
Amortization of discounts and debt issue costs	88	107
Non-cash lease expense	119	105
Gain on sales of ships	(103)	(8)
Greenhouse gas regulatory expense	63	33
Other	50	59
	5,041	3,928
Changes in operating assets and liabilities
Receivables	(63)	(72)
Inventories	35	33
Prepaid expenses and other assets	(138)	509
Accounts payable	15	(58)
Accrued liabilities and other	(360)	245
Customer deposits	171	427
Net cash provided by (used in) operating activities	4,700	5,012
INVESTING ACTIVITIES
Purchases of property and equipment	(2,105)	(4,034)
Proceeds from sales of ships and other	312	16
Advances to affiliates	(90)	(43)
Other	68	100
Net cash provided by (used in) investing activities	(1,815)	(3,961)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(10,676)	(4,839)
Debt issuance costs	(68)	(122)
Debt extinguishment costs	(242)	(41)
Proceeds from issuance of long-term debt	8,618	3,048
Other	13	1
Net cash provided by (used in) financing activities	(2,355)	(1,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	10
Net increase (decrease) in cash, cash equivalents and restricted cash	560	(893)
Cash, cash equivalents and restricted cash at beginning of period	1,231	2,436
Cash, cash equivalents and restricted cash at end of period	$1,792	$1,543

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2025	$13	$361	$17,208	$2,543	$(1,753)	$(8,364)	$10,007
Net income	—	—	—	1,852	—	—	1,852
Other comprehensive income (loss)	—	—	—	—	39	—	39
Share-based compensation and other	—	—	31	—	—	—	31
At August 31, 2025	$13	$361	$17,238	$4,395	$(1,715)	$(8,364)	$11,928

At May 31, 2024	$13	$361	$16,701	$62	$(1,919)	$(8,404)	$6,814
Net income	—	—	—	1,735	—	—	1,735
Other comprehensive income (loss)	—	—	—	—	26	—	26
Share-based compensation and other	—	—	22	—	—	—	22
At August 31, 2024	$13	$361	$16,723	$1,798	$(1,894)	$(8,404)	$8,597

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2024	$13	$361	$17,155	$2,101	$(1,975)	$(8,404)	$9,251
Net income	—	—	—	2,338	—	—	2,338
Other comprehensive income (loss)	—	—	—	—	260	—	260
Issuance of treasury shares for vested share-based awards	—	—	—	(44)	—	44	—
Share-based compensation and other	—	—	83	—	—	(5)	79
At August 31, 2025	$13	$361	$17,238	$4,395	$(1,715)	$(8,364)	$11,928

At November 30, 2023	$12	$361	$16,712	$185	$(1,939)	$(8,449)	$6,882
Net income	—	—	—	1,613	—	—	1,613
Other comprehensive income (loss)	—	—	—	—	45	—	45
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	59	—	—	(2)	57
At August 31, 2024	$13	$361	$16,723	$1,798	$(1,894)	$(8,404)	$8,597

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

For 2024, we reclassified $33 million from other to greenhouse gas regulatory expense and $43 million from other to advances to affiliates in the Consolidated Statements of Cash Flows to conform to the current year presentation.

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

Table of Content

In July 2025, the FASB issued guidance, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Revenue from Contracts with Customers. This guidance is required to be adopted by us in 2027. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits and advance onboard purchases are initially included in customer deposits when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct expenses of a voyage are recognized as cruise expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Future travel discount vouchers are included as a reduction of passenger ticket revenues when such vouchers are utilized. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related expenses of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation expenses at the time of revenue recognition. The cost of prepaid air and other transportation expenses at August 31, 2025 and November 30, 2024 were $206 million and $219 million. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related expenses are included in onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the commencement of the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $7.1 billion as of August 31, 2025 and $6.8 billion as of November 30, 2024. During the nine months ended August 31, 2025 and 2024, we recognized revenues of $5.8 billion and $5.1 billion related to our customer deposits as of November 30, 2024 and 2023. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Table of Content
Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $339 million as of August 31, 2025 and $336 million as of November 30, 2024.

Table of Content
NOTE 3 – Debt

			August 31,	November 30,
(in millions)	Maturity	Rate (a)	2025	2024
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.88%	$192	$192
Notes	Aug 2028	4.00%	2,406	2,406
Notes	Aug 2029	7.00%	500	500
Loans
Floating rate (b)	Aug 2027 - Oct 2028	SOFR + 2.00% (c)	—	2,449
Total Secured Subsidiary Guaranteed			3,098	5,547
Senior Priority Subsidiary Guaranteed
Notes (b)	May 2028	10.38%	—	2,030
Unsecured Subsidiary Guaranteed
Notes
Notes (b)	Mar 2026	7.63%	—	1,351
Notes (b)	Mar 2027	5.75%	—	2,722
Convertible Notes	Dec 2027	5.75%	1,131	1,131
Notes	May 2029	6.00%	2,000	2,000
EUR Notes	Jan 2030	5.75%	584	528
Notes	Mar 2030	5.75%	1,000	—
Notes (b)	Jun 2030	10.50%	—	1,000
Notes	Jun 2031	5.88%	1,000	—
EUR Notes	Jul 2031	4.13%	1,168	—
Notes	Aug 2032	5.75%	3,000	—
Notes	Feb 2033	6.13%	2,000	—
Loans
EUR floating rate (d)	Apr 2025	EURIBOR + 3.25%	—	211
Floating rate	Aug 2027	SOFR + 1.13%	400	—
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (e)	446	514
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	2,097	2,370
EUR floating rate	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	2,574	2,590
EUR fixed rate	Feb 2031 - Sep 2037	1.05 - 4.00%	5,439	5,386
Total Unsecured Subsidiary Guaranteed			22,839	19,803
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
EUR Notes	Oct 2029	1.00%	701	633
Loans
EUR floating rate (d)	Apr 2029	EURIBOR + 1.95%	351	—
Total Unsecured (No Subsidiary Guarantee)			1,252	833
Total Debt			27,188	28,213
Less: unamortized debt issuance costs and discounts			(707)	(738)
Total Debt, net of unamortized debt issuance costs and discounts			26,481	27,475
Less: current portion of long-term debt			(1,417)	(1,538)
Long-Term Debt			$25,064	$25,936

Table of Content

(a)The reference rates, together with any applicable credit adjustment spread, for all of our floating rate debt have a 0.00% floor.
(b)See “Debt Prepayments” below.
(c)As part of the repricing of our senior secured term loans, we amended the loans’ margin from 2.75% to 2.00%. See “Repricing of Senior Secured Term Loans” below.
(d)In April 2025, the euro floating rate loan agreement was amended to increase the principal amount by $112 million, extend its maturity from April 2025 to April 2029, amend the loan’s margin from 3.25% to 1.95% and remove the subsidiary guarantee.
(e)Includes applicable credit adjustment spread.

As of August 31, 2025, all of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the $1.1 billion of export credit facilities of Sun Princess Limited and Sun Princess II Limited (“Sun Princess II”), which do not guarantee our other outstanding debt.

As of August 31, 2025, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2025	$261
2026	1,426
2027	1,959
2028	5,034
2029	4,832
Thereafter	13,675
Total	$27,188

Revolving Facility

In June 2025, Carnival Corporation and Carnival plc entered into a $4.5 billion unsecured multi-currency revolving credit facility (“Revolving Facility”). The Revolving Facility replaced the $1.9 billion, €0.9 billion and £0.1 billion multi-currency revolving credit facility of Carnival Holdings (Bermuda) II Limited, a subsidiary of Carnival Corporation. The Revolving Facility contains an accordion feature allowing up to $1.0 billion of additional revolving commitments. We may borrow or utilize available amounts under the Revolving Facility through its maturity in June 2030, subject to the satisfaction of the conditions in the facility.

Borrowings under the Revolving Facility bear interest at a rate of term SOFR, EURIBOR, or daily compounding SONIA, as applicable, plus a margin based on the credit ratings of Carnival Corporation. In addition, we are required to pay certain fees on the aggregate commitments under the Revolving Facility.

As of August 31, 2025 we had $4.5 billion available for borrowings under the Revolving Facility.

Repricing of Senior Secured Term Loans

In January 2025, we entered into amendments with the lender syndicate to reprice the outstanding principal amounts of our first-priority senior secured term loan facility maturing in 2027 and our first-priority senior secured term loan facility maturing in 2028 (“Repriced Loans”), which were included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above. In July 2025, the Repriced Loans were prepaid.

Table of Content
Debt Issuances and Borrowings

During 2025, we issued the following senior unsecured notes:
•$1.0 billion of 5.75% senior unsecured notes due 2030
•$1.0 billion of 5.88% senior unsecured notes due 2031
•$1.2 billion of 4.13% senior unsecured euro notes due 2031
•$3.0 billion of 5.75% senior unsecured notes due 2032
•$2.0 billion of 6.13% senior unsecured notes due 2033

Additionally, we borrowed $0.4 billion under an unsecured term loan facility maturing in 2027. The term loan bears interest at a rate per annum equal to SOFR plus 1.13%.

Debt Prepayments

During 2025, we used proceeds from debt issuances and borrowings, together with cash on hand, to prepay the following debt instruments:
•First-priority senior secured term loan facilities maturing in 2027 and 2028
•10.50% senior unsecured notes due 2030
•10.38% senior priority notes due 2028
•7.63% senior unsecured notes due 2026
•5.75% senior unsecured notes due 2027

The aggregate amount of these prepayments was $9.6 billion.

Debt Extinguishment and Modification Costs

During the three and nine months ended August 31, 2025, we recognized a total of $111 million and $366 million of debt extinguishment and modification costs, including $45 million and $241 million of premium paid on redemption, within our Consolidated Statements of Income (Loss) as a result of the above transactions.

Export Credit Facility Borrowings

Our export credit facilities are due in semi-annual installments through 2037. As of August 31, 2025, we had $8.7 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of August 31, 2025, the net book value of our ships subject to negative pledges pursuant to export credit facilities was $18.2 billion. In September 2025, Sun Princess II borrowed $0.8 billion under an export credit facility due in semi-annual installments through 2037.

Collateral Pool

As of August 31, 2025, the net book value of our ships and ship improvements, excluding ships under construction, is $39.7 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.7 billion, including $21.0 billion related to ships and certain assets related to those ships as of August 31, 2025) and certain other assets.

Convertible Notes

In September 2025, we issued a notice of redemption for the entire outstanding principal amount of the 5.75% convertible senior notes due 2027, to be redeemed on December 5th, 2025.

Table of Content
Covenant Compliance

As of August 31, 2025, the most restrictive covenants for our Revolving Facility, unsecured loans and export credit facilities include the following:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) at a ratio of not less than 2.5 to 1.0 for the August 31, 2025 and November 30, 2025 testing dates, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards and as applicable through their respective maturity dates
•For our unsecured euro floating rate loan and export credit facilities, maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%
•For our export credit facilities, maintain minimum liquidity of $1.5 billion
•Limit the amounts of our secured assets as well as secured and other indebtedness

At August 31, 2025, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt could become due, and our debt could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

Table of Content
As of August 31, 2025, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs have appealed the ruling. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

Regulatory or Governmental Inquiries and Investigations

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and range from inadvertent events to malicious motivated attacks.

We have incurred legal and other costs in connection with cyber incidents that have impacted us. The penalties and settlements paid in connection with cyber incidents over the last three years were not material. While past incidents did not have a material adverse effect on our business, results of operations, financial position or liquidity, no assurances can be given about the future and we may be subject to future attacks, incidents or litigation that could have such a material adverse effect.

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

Under the European Union Treaty, certain economic benefits that are provided to us under Italian law are subject to approval on a periodic basis by the European Commission. In May 2025, these economic benefits were approved through December 31, 2033.

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

Ship Commitments

As of August 31, 2025, our new ship growth capital commitments were $0.9 billion for the remainder of 2025 and $0.5 billion, $1.6 billion, $1.5 billion, $1.8 billion and $6.5 billion for the years ending November 30, 2026, 2027, 2028, 2029 and thereafter.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2025				November 30, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,418	$—	$24,856	$—	$22,449	$—	$23,241	$—
Floating rate debt (a)	3,770	—	3,742	—	5,764	—	5,685	—
Total	$27,188	$—	$28,598	$—	$28,213	$—	$28,927	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2025			November 30, 2024
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$1,307	$—	$—	$404	$—	$—
Derivative financial instruments	—	—	—	—	2	—
Total	$1,307	$—	$—	$404	$2	$—
Liabilities
Derivative financial instruments	$—	$—	$—	$—	$4	$—
Total	$—	$—	$—	$—	$4	$—

(a)Consists of money market funds and cash investments with original maturities of less than 90 days.

Table of Content

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks
As of July 31, 2025, we performed our annual impairment reviews and determined there was no impairment for goodwill or trademarks.

As of August 31, 2025 and November 30, 2024, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2024	$927	$234	$1,161
Exchange movements	—	19	19
August 31, 2025	$927	$252	$1,180

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2025	November 30, 2024
Derivative assets
Derivatives designated as hedging instruments
Interest rate swaps (a)	Prepaid expenses and other	$—	$2
Total derivative assets		$—	$2
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	Other long-term liabilities	$—	$4
Total derivative liabilities		$—	$4

(a)As of November 30, 2024, we had interest rate swaps whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. The SOFR-based interest rate swap agreements were designated as cash flow hedges and effectively changed $1.0 billion of SOFR-based floating rate debt to fixed rate debt. The SOFR-based interest rate swaps were terminated in July 2025. The EURIBOR-based interest rate swap was not designated as a cash flow hedge and effectively changed $11 million of EURIBOR-based floating rate euro debt to fixed rate euro debt. The EURIBOR-based interest rate swap matured in March 2025.

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2025	2024	2025	2024
Gains (losses) recognized in AOCI:
Interest rate swaps – cash flow hedges	$—	$(33)	$(1)	$(1)
(Gains) losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$21	$(5)	$25	$(25)
Foreign currency zero cost collars – Depreciation and amortization	$—	$—	$3	$(1)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$—	$—	$—	$2

Table of Content
The amount of gains and losses on derivatives not designated as hedging instruments recognized in earnings during the three and nine months ended August 31, 2025 and estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months are not material.

Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, energy efficiency, itinerary efficiency, new technologies and alternative fuels.
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
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At August 31, 2025, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ functional currency will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise brands are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

Table of Content

	Three Months Ended August 31,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2025
North America (a)	$5,348	$2,935	$436	$461	$1,515
Europe	2,551	1,301	244	196	810
Cruise Support	74	52	94	53	(125)
Tour and Other	179	97	4	7	71
	$8,153	$4,385	$779	$717	$2,271
2024
North America (a)	$5,322	$3,000	$455	$424	$1,442
Europe	2,331	1,166	223	173	770
Cruise Support	62	37	81	48	(104)
Tour and Other	181	100	5	6	70
	$7,896	$4,303	$763	$651	$2,178

	Nine Months Ended August 31,
(in millions)	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2025
North America (a)	$13,469	$7,971	$1,430	$1,345	$2,723
Europe	6,392	3,779	743	552	1,318
Cruise Support	219	143	257	148	(328)
Tour and Other	212	144	13	19	36
	$20,292	$12,037	$2,442	$2,064	$3,748
2024
North America (a)	$12,880	$7,983	$1,421	$1,237	$2,239
Europe	5,797	3,552	687	501	1,058
Cruise Support	184	112	243	142	(313)
Tour and Other	222	159	15	18	30
	$19,083	$11,805	$2,366	$1,898	$3,013
(a)In 2025, we renamed the North America and Australia segment to the North America segment.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2025	2024	2025	2024
North America	$5,000	$4,975	$12,242	$11,638
Europe	2,609	2,406	6,200	5,605
Australia	313	288	1,048	1,069
Other	231	226	801	771
	$8,153	$7,896	$20,292	$19,083

Table of Content
NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$1,852	$1,735	$2,338	$1,613
Interest expense on dilutive Convertible Notes	18	25	53	73
Net income for diluted earnings per share	$1,870	$1,760	$2,391	$1,686

Weighted-average shares outstanding	1,313	1,267	1,311	1,266
Dilutive effect of equity awards	5	5	5	5
Dilutive effect of Convertible Notes	84	127	84	127
Diluted weighted-average shares outstanding	1,402	1,399	1,401	1,398

Basic earnings per share	$1.41	$1.37	$1.78	$1.27
Diluted earnings per share	$1.33	$1.26	$1.71	$1.21

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2025	November 30, 2024
Cash and cash equivalents (Consolidated Balance Sheets)	$1,763	$1,210
Restricted cash (included in prepaid expenses and other and other assets)	29	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,792	$1,231

In June 2025, emission allowances and obligations of $46 million were surrendered and derecognized based on the first-in, first out method, and were non-cash activities.

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

NOTE 10 – Equity Method Investments

In June 2025, we sold one-third of our interest in Grand Bahama Shipyard Ltd. and Floating Docks S. de RL. The sale did not have a material impact on our consolidated financial statements.

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
•Our debt could adversely affect our financial health and operating flexibility.

The ordering of the risk factors set forth above is not intended to reflect our indication of priority or likelihood. There may be additional risks that we consider immaterial or which are unknown.

Table of Content
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

Table of Content
Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Passenger Cruise Days (“PCDs”) (in millions) (a)	27.5	28.1	77.1	76.0
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	24.6	25.2	72.3	71.7
Occupancy percentage (d)	112%	112%	107%	106%
Passengers carried (in millions)	3.8	3.9	10.3	10.3

Fuel consumption in metric tons (in millions)	0.7	0.7	2.1	2.2
Fuel consumption in metric tons per thousand ALBDs	28.0	29.5	29.4	31.0
Fuel cost per metric ton consumed (excluding European Union Allowance (“EU Allowances”))	$607	$670	$621	$680

Currencies (USD to 1)
AUD	$0.65	$0.67	$0.64	$0.66
CAD	$0.73	$0.73	$0.71	$0.74
EUR	$1.16	$1.09	$1.10	$1.08
GBP	$1.35	$1.28	$1.30	$1.27

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

(c)For the three months ended August 31, 2025 compared to the three months ended August 31, 2024, we had a 2.5% capacity decrease in ALBDs comprised of a 3.1% capacity decrease in our North America segment and a 1.5% capacity decrease in our Europe segment.

Our North America segment’s capacity decrease was driven by the following:
•Seabourn 460-passenger capacity ship that left the fleet in September 2024
•P&O Cruises (Australia) 2,000-passenger capacity ship that left the fleet in February 2025

Our Europe segment’s capacity decrease was driven by fewer ship operating days in 2025 compared to 2024.

For the nine months ended August 31, 2025 compared to the nine months ended August 31, 2024, we had a 0.9% capacity increase in ALBDs comprised of a 0.8% capacity increase in our North America segment and a 1.2% capacity increase in our Europe segment.

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

Table of Content
Our Europe segment’s capacity increase was caused by:
•Cunard 2,960-passenger capacity ship that entered into service in May 2024
•Nonrecurrence of the Red Sea rerouting without guests

The increase in our Europe segment’s capacity was partially offset by a Costa Cruises 4,240-passenger capacity ship that transferred to Carnival Cruise Line in February 2024.

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2025 (“2025”) Compared to Three Months Ended August 31, 2024 (“2024”)

Revenues

Consolidated

Passenger ticket revenues made up 67% of our 2025 total revenues. Passenger ticket revenues increased by $191 million, or 3.6%, to $5.4 billion in 2025 from $5.2 billion in 2024.

This increase was caused by:
•$215 million - higher ticket prices driven by continued strength in demand
•$115 million - net favorable foreign currency translation impact

These increases were partially offset by:
•$132 million - 2.5% capacity decrease in ALBDs
•$31 million - decrease in air transportation revenue

The remaining 33% of 2025 total revenues were comprised of onboard and other revenues, which increased by $66 million, or 2.5%, and were $2.7 billion in 2025 and 2024.

This increase was caused by:
•$90 million - higher onboard spending by our guests
•$33 million - net favorable foreign currency translation impact

These increases were partially offset by a 2.5% capacity decrease in ALBDs, representing $65 million.

North America Segment

Passenger ticket revenues made up 65% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $15 million, or 0.4%, to $3.5 billion in 2025 from $3.4 billion in 2024.

This increase was caused by $156 million of higher ticket prices driven by continued strength in demand.

This increase was partially offset by:
•$105 million - 3.1% capacity decrease in ALBDs
•$31 million - decrease in air transportation revenue

The remaining 35% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $12 million, or 0.6%, and were $1.9 billion in 2025 and 2024. This increase was caused by $74 million of higher onboard spending by our guests, partially offset by a 3.1% capacity decrease in ALBDs, representing $57 million.

Europe Segment

Passenger ticket revenues made up 78% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $166 million, or 9.1%, to $2.0 billion in 2025 from $1.8 billion in 2024.

Table of Content
This increase was caused by:
•$115 million - net favorable foreign currency translation
•$59 million - higher ticket prices driven by continued strength in demand
•$21 million - 1.3 percentage point increase in occupancy

These increases were partially offset by a 1.5% capacity decrease in ALBDs, representing $27 million.

The remaining 22% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $54 million, or 11%, to $569 million in 2025 from $515 million in 2024.

This increase was driven by:
•$33 million - net favorable foreign currency translation impact
•$16 million - higher onboard spending by our guests

Operating Expenses

Consolidated

Operating expenses increased by $82 million, or 1.9%, to $4.4 billion in 2025 from $4.3 billion in 2024.

This increase was caused by:
•$67 million - net unfavorable foreign currency translation
•$31 million - higher onboard and other cost of sales driven by higher onboard spending by our guests
•$29 million - higher cruise payroll and related expenses
•$29 million - higher port expenses
•$24 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing
•$23 million - nonrecurrence of a change in pension valuation in 2024

These increases were partially offset by:
•$109 million - 2.5% capacity decrease in ALBDs
•$26 million - lower fuel prices including the impact of the cost of EU allowances
•$26 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $16 million, or 2.1%, to $779 million in 2025 from $763 million in 2024.

Depreciation and amortization expenses increased by $66 million, or 10%, to $717 million in 2025 from $651 million in 2024. This increase was driven by fleet enhancements.

North America Segment

Operating expenses decreased by $65 million, or 2.2%, to $2.9 billion in 2025 from $3.0 billion in 2024.

This decrease was caused by:
•$92 million - 3.1% capacity decrease in ALBDs
•$28 million - lower fuel prices including the impact of the cost of EU allowances

These decreases were partially offset by $23 million of higher cruise payroll and related expenses.

Selling and administrative expenses decreased by $19 million, or 4.2%, to $436 million in 2025 from $455 million in 2024.

Depreciation and amortization expenses increased by $37 million, or 8.8%, to $461 million in 2025 from $424 million in 2024.

Table of Content
Europe Segment

Operating expenses increased by $135 million, or 12%, to $1.3 billion in 2025 from $1.2 billion in 2024.

This increase was driven by:
•$67 million - net unfavorable foreign currency translation
•$23 million - nonrecurrence of a change in pension valuation in 2024
•$21 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing

Selling and administrative expenses increased by $22 million, or 9.8%, to $244 million in 2025 from $223 million in 2024.

Depreciation and amortization expenses increased by $24 million, or 14%, to $196 million in 2025 from $173 million in 2024. This increase was driven by fleet enhancements.

Operating Income

Our consolidated operating income increased by $94 million to $2.3 billion in 2025 from $2.2 billion in 2024. Our North America segment’s operating income increased by $73 million to $1.5 billion in 2025 from $1.4 billion in 2024, and our Europe segment’s operating income increased by $40 million to $810 million in 2025 from $770 million in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $114 million, or 27%, to $317 million in 2025 from $431 million in 2024. The decrease was substantially all due to a decrease in total debt, lower average interest rates and increased capitalized interest.

Debt extinguishment and modification costs increased by $98 million to $111 million in 2025 from $13 million in 2024 as a result of debt transactions occurring during the respective periods.

Nine Months Ended August 31, 2025 (“2025”) Compared to Nine Months Ended August 31, 2024 (“2024”)

Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2025 total revenues. Passenger ticket revenues increased by $757 million, or 6.0%, to $13.4 billion in 2025 from $12.6 billion in 2024.

This increase was caused by:
•$494 million - higher ticket prices driven by continued strength in demand
•$118 million - 0.9% capacity increase in ALBDs
•$116 million - net favorable foreign currency translation impact
•$65 million - 0.5 percentage point increase in occupancy

These increases were partially offset by a decrease of $59 million in air transportation revenue.

The remaining 34% of 2025 total revenues were comprised of onboard and other revenues, which increased by $452 million, or 7.0%, to $6.9 billion in 2025 from $6.5 billion in 2024.

This increase was driven by:
•$334 million - higher onboard spending by our guests
•$53 million - 0.9% capacity increase in ALBDs

Table of Content
North America Segment

Passenger ticket revenues made up 63% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $283 million, or 3.5%, to $8.5 billion in 2025 from $8.2 billion in 2024.

This increase was caused by:
•$273 million - higher ticket prices driven by continued strength in demand
•$65 million - 0.8% capacity increase in ALBDs

These increases were partially offset by a decrease of $65 million in air transportation revenue.

The remaining 37% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $306 million, or 6.5%, to $5.0 billion in 2025 from $4.7 billion in 2024.

This increase was driven by:
•$267 million - higher onboard spending by our guests
•$38 million - 0.8% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $452 million, or 10%, to $4.9 billion in 2025 from $4.5 billion in 2024.

This increase was driven by:
•$221 million - higher ticket prices driven by continued strength in demand
•$121 million - net favorable foreign currency translation
•$55 million - 1.3 percentage point increase in occupancy
•$53 million - 1.2% capacity increase in ALBDs

The remaining 23% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $143 million, or 11%, to $1.5 billion in 2025 from $1.3 billion in 2024.

This increase was driven by:
•$67 million - higher onboard spending by our guests
•$35 million - net favorable foreign currency translation impact

Operating Expenses

Consolidated

Operating expenses increased by $232 million, or 2.0%, to $12.0 billion in 2025 from $11.8 billion in 2024.

This increase was caused by:
•$105 million - 0.9% capacity increase in ALBDs
•$85 million - higher onboard and other cost of sales driven by higher onboard spending by our guests
•$63 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$60 million - higher repair and maintenance expenses (including dry-dock expenses)
•$57 million - net unfavorable foreign currency translation
•$33 million - higher cruise payroll and related expenses
•$27 million - higher port expenses

These increases were partially offset by:
•$103 million - gains on the sales of one North America segment ship and one Europe segment ship
•$94 million - lower fuel prices including the impact of the cost of EU allowances
•$82 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $76 million, or 3.2%, and were $2.4 billion in 2025 and 2024.

Table of Content
Depreciation and amortization expenses increased by $166 million, or 8.7%, to $2.1 billion in 2025 from $1.9 billion in 2024.

North America Segment

Operating expenses decreased by $11 million, or 0.1%, and were $8.0 billion in 2025 and 2024.

This decrease was caused by:
•$84 million - lower fuel prices including the impact of the cost of EU allowances
•$58 million - lower fuel consumption per ALBD
•$46 million - gain on sale of one ship

These decreases were partially offset by:
•$64 million - 0.8% capacity increase in ALBDs
•$48 million - higher onboard and other cost of sales driven by higher onboard spending by our guests

Selling and administrative expenses increased by $8 million, or 0.6%, and were $1.4 billion in 2025 and 2024.

Depreciation and amortization expenses increased by $108 million, or 8.8%, to $1.3 billion in 2025 from $1.2 billion in 2024.

Europe Segment

Operating expenses increased by $227 million, or 6.4%, to $3.8 billion in 2025 from $3.6 billion in 2024.

This increase was caused by:
•$61 million - net unfavorable foreign currency translation
•$49 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$42 million - 1.2% capacity increase in ALBDs
•$38 million - higher repair and maintenance expenses (including dry-dock expenses)
•$38 million - higher onboard and other cost of sales driven by higher onboard spending by our guests

These increases were partially offset by a $57 million gain on sale of one ship.

Selling and administrative expenses increased by $56 million, or 8.2%, to $743 million in 2025 from $687 million in 2024.

Depreciation and amortization expenses increased by $51 million, or 10%, to $552 million in 2025 from $501 million in 2024. This increase was driven by fleet enhancements and increases in capacity.

Operating Income

Our consolidated operating income increased by $735 million to $3.7 billion in 2025 from $3.0 billion in 2024. Our North America segment’s operating income increased by $484 million to $2.7 billion in 2025 from $2.2 billion in 2024, and our Europe segment’s operating income increased by $260 million to $1.3 billion in 2025 from $1.1 billion in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $317 million, or 23%, to $1.0 billion in 2025 from $1.4 billion in 2024. The decrease was substantially all due to a decrease in total debt, lower average interest rates and increased capitalized interest.

Debt extinguishment and modification costs increased by $288 million to $366 million in 2025 from $78 million in 2024 as a result of debt transactions occurring during the respective periods.

Table of Content
Liquidity, Financial Condition and Capital Resources

As of August 31, 2025, we had $6.3 billion of liquidity including $1.8 billion of cash and cash equivalents and $4.5 billion available for borrowing under the Revolving Facility. In addition, we had $8.7 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. Refer to Note 3 - “Debt” of the consolidated financial statements and Funding Sources below for additional details.

We had a working capital deficit of $7.6 billion as of August 31, 2025 compared to a working capital deficit of $8.2 billion as of November 30, 2024. The decrease in working capital deficit was caused by an increase in cash and cash equivalents and decreases in accrued liabilities and other and current portion of long-term debt, partially offset by an increase in customer deposits. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.7 billion and $6.4 billion of current customer deposits as of August 31, 2025 and November 30, 2024. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $4.7 billion of net cash flows from operating activities during the nine months ended August 31, 2025, a decrease of $0.3 billion, compared to $5.0 billion provided for the same period in 2024. This was driven by the nonrecurrence of cash provided by the release of $0.8 billion in credit card reserves in 2024 (included in the change in prepaid expenses and other assets), partially offset by an increase in net income compared to the same period in 2024.

Investing Activities

During the nine months ended August 31, 2025, net cash used in investing activities of $1.8 billion was caused by:
•Capital expenditures of $2.1 billion primarily attributable to ship improvements and development of our portfolio of exclusive destinations
•Proceeds of $312 million substantially all from the sales of one North America segment ship and one Europe segment ship
•Advances of $90 million made to Floating Docks S. de RL

During the nine months ended August 31, 2024, net cash used in investing activities was $4.0 billion. This was caused by capital expenditures of $4.0 billion primarily attributable to the delivery of two North America segment ships and one Europe segment ship.

Financing Activities

During the nine months ended August 31, 2025, net cash used in financing activities of $2.4 billion was caused by:
•Repayments of $10.7 billion of long-term debt
•Debt issuance costs of $68 million
•Debt extinguishment costs of $242 million
•Issuances of $8.6 billion of long-term debt

Table of Content
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

(in billions)	2025	2026	2027	2028	2029	Thereafter
Future export credit facilities at August 31, 2025	$0.8	$—	$1.4	$1.3	$1.7	$3.5

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At August 31, 2025, we were in compliance with the applicable covenants under our debt agreements.

In September 2025, Sun Princess II borrowed $0.8 billion under an export credit facility due in semi-annual installments through 2037.

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

Interest Rate Risks

The composition of our debt was as follows:

August 31, 2025
Fixed rate	57%
EUR fixed rate	29%
Floating rate	3%
EUR floating rate	11%

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
Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2025, that they are effective to provide a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information.

Trading Plans

During the quarter ended August 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Material Contracts
10.1
Revolving Credit Agreement, dated as of June 13, 2025, among Carnival Corporation, as lead borrower, Carnival plc, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and global coordinator.
X
10.2
Indenture, dated as of July 7, 2025, among Carnival plc, as issuer, Carnival Corporation, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 4.125% Senior Unsecured Notes due 2031.
X
10.3
Indenture, dated as of July 16, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.75% Senior Unsecured Notes due 2032.
X
10.4*	Restrictive Covenants and Compensation Protection Agreement, dated August 6, 2025, between Carnival Corporation and Joshua Weinstein.				X
10.5*	Form of Restrictive Covenants and Compensation Protection Agreement between Carnival Corporation and each of David Bernstein, Bettina Deynes and Enrique Miguez.				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Table of Content

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, as filed with the Securities and Exchange Commission on September 29, 2025, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2025 and 2024;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2025 and 2024;				X
	(iii) the Consolidated Balance Sheets at August 31, 2025 and November 30, 2024;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2025 and 2024;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2025 and 2024;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, as filed with the Securities and Exchange Commission on September 29, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
Chief Executive Officer	Chief Executive Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: September 29, 2025	Date: September 29, 2025