Form 10-K
period 2025-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2026-01-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $25.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 13, 2026, Carnival Corporation had outstanding 1,236,706,612 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $3.9 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 13, 2026, Carnival plc had outstanding 188,486,684 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 1,236,706,612 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2026 joint definitive Proxy Statement are incorporated by reference into Part III of this report.

1

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2025

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

Forward-looking statements include, but are not limited to, statements that relate to our outlook and financial position, as well as, statements regarding:

•Pricing	•Liquidity and credit ratings
•Booking levels	•Investment grade leverage metrics
•Occupancy	•Dividends
•Interest, tax and fuel expenses	•Estimates of ship depreciable lives and residual values
•Currency exchange rates	•Adjusted return on invested capital (“ROIC”)
•Goodwill, ship and trademark fair values	•The proposed unification and redomiciliation transactions

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. These factors include, but are not limited to, the following:

•Events and conditions around the world, including geopolitical uncertainty, war and other military actions, pandemics, inflation, higher interest rates and other general concerns impacting the ability or desire of people to travel could lead to a decline in demand for cruises as well as have significant negative impacts on our financial condition and operations.
•Incidents concerning our ships, guests or the cruise industry may negatively impact the satisfaction of our guests and crew and lead to reputational damage.
•Adverse weather conditions or an increase in the frequency and/or severity of adverse weather conditions could have a material impact on our business and results of operations.
•Our targets, goals, aspirations, initiatives, public statements and disclosures, including those related to sustainability matters, may expose us to risks that may adversely impact our business.
•Cybersecurity incidents and data privacy breaches, as well as disruptions and other damages to our principal and other offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to fines, penalties and reputational damage.
•Our debt requires a significant amount of cash to service and our ability to generate sufficient cash depends on many factors, some of which may be beyond our control. Our financial condition and operations could be adversely impacted if we are unable to service our debt or satisfy our covenants.
•Increases in fuel costs, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.
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
•Our investments in port destinations and exclusive islands may expose us to additional risks.
•Overcapacity and competition in the cruise and land-based vacation industry may negatively impact our cruise sales, pricing and destination options.

•Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests.
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-money laundering, anti-corruption, economic sanctions, trade protection measures, labor and employment, and tax may be costly and lead to litigation, enforcement actions, fines, penalties and reputational damage.
•Factors associated with sustainability and the impact of greenhouse gases (“GHG”) and other emissions on the environment could have a material impact on our business and operating results.
•We may not successfully complete the proposed unification of our dual listed company (“DLC”) structure and the migration of Carnival Corporation’s legal incorporation to Bermuda, or, if we do, we may not realize the anticipated benefits and will be subject to Bermuda law, which differs in some respects compared to our current jurisdictions.

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

Forward-looking and other statements in this document may also address our sustainability progress, plans, and goals (including emissions and environmental-related matters). In addition, historical, current, and forward-looking sustainability-related statements may be based on standards and tools for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions and predictions that are subject to change in the future and may not be generally shared.

Adjusted ROIC provides additional information to us and investors about our operating performance relative to the capital we have invested in the company. We define adjusted ROIC as the twelve-month adjusted net income (loss) before interest expense and interest income divided by the monthly average of debt plus equity minus construction-in-progress, excess cash, goodwill and intangibles.

PART I

Item 1. Business.

A. Overview

I.Summary

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as if they are a single economic enterprise with a single executive management team and identical Boards of Directors, but each has retained its separate legal identity. Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “company,” “our,” “us” and “we.” We are the largest global cruise company, and among the largest leisure travel companies, with a portfolio of world-class cruise lines - AIDA Cruises, Carnival Cruise Line, Costa Cruises, Cunard, Holland America Line, P&O Cruises, Princess Cruises and Seabourn. During 2025, we sunset the P&O Cruises (Australia) brand and folded its Australia operations into Carnival Cruise Line.

Following a review of the corporate structure, the Boards of Directors of Carnival Corporation and Carnival plc recommended unifying the dual listed company under a single corporate entity, Carnival Corporation, listed solely on the New York Stock Exchange, with Carnival plc as its wholly-owned UK subsidiary. Under this plan, Carnival plc shareholders would receive Carnival Corporation shares on a one-for-one basis, and Carnival plc shares and American Depositary Receipts would be de-listed from both the London Stock Exchange and the New York Stock Exchange, respectively. Carnival Corporation also proposes shifting its legal incorporation from Panama to Bermuda under the name Carnival Corporation Ltd., a jurisdiction widely recognized and aligned with international financial standards. There will be no material changes to the company’s business fundamentals, including strategy, underlying assets and operations or to the company’s commitment to the vital UK market. The unification and legal incorporation in Bermuda are expected to preserve key shareholder voting and economic rights.

These proposals will be subject to certain conditions, including the approval of shareholders and receipt of regulatory and UK court approvals. Carnival Corporation and Carnival plc intend to hold meetings of shareholders in April 2026 to consider the proposals. Subject to shareholders approving the proposals and the remaining conditions being satisfied, the company intends to complete the unification and legal incorporation in Bermuda in the second quarter of 2026. More information on the proposed unification and legal incorporation in Bermuda will be included in materials Carnival Corporation and Carnival plc expect to file with the Securities and Exchange Commission (“SEC”), which will be available without charge on the SEC’s website.

II.Purpose & Mission, Core Values and Priorities

Purpose & Mission

To deliver unforgettable happiness to our guests by providing extraordinary cruise vacations, while honoring the integrity of every ocean we sail, place we visit and life we touch.

Core Values

•Listen & Learn - We listen—actively and inclusively—to make better decisions and learn from our successes and failures.
•Speak Up - We can respectfully share ideas, feedback, concerns and questions with confidence.
•Respect & Protect - We protect what matters—our people, our company and our planet—treating everyone with dignity and respect.
•Always Improving - We always try to do our jobs better and innovate to drive the business forward.
•Better Together - We work collaboratively as a team to successfully deliver on our purpose, mission and goals.
•Guest Obsessed - We put our guests front and center, delighting them at every opportunity.

Priorities

Ensure each of our world-class cruise lines owns its space in the vacation market.
Different travelers seek different vacation experiences. That is why our portfolio of world-class cruise lines gives us such a powerful competitive advantage. With eight distinctive cruise lines operating around the globe, each brand has the opportunity to stand out with a clear, compelling identity that attracts its own unique profile of new and loyal guests. When we market those differences distinctly and deliver on them throughout the journey, we unlock higher levels of guest satisfaction, drive stronger bookings and demand and generate increased pricing power.

Be Travel & Leisure’s employer of choice.
Our team members are the heart of the unforgettable happiness we deliver to over 13.5 million guests each year. With a team of more than 160,000 individuals from approximately 150 countries, we proudly reflect the cultural richness of our guests and the global community. We intentionally cultivate a workplace environment where everyone feels welcomed, included, supported and empowered to succeed, reinforcing our ambition to be the world’s number‑one choice for hospitality, travel and leisure careers.

Stay committed to excellence in compliance, environmental protection and the well-being of every life we touch.
Achieving our Purpose and Mission starts with being responsible corporate citizens and strong stewards of our planet. That means preserving our environment, caring for our guests, our communities and our team, upholding the laws that govern our business and holding ourselves to the highest standards.

Execute our sustainability roadmap.
We are privileged to explore remarkable cultures and environments around the world—and it is our shared responsibility to honor and help preserve them. Without the thriving communities, healthy oceans and stunning places we visit, we could not deliver our Purpose and Mission or achieve our other priorities. That is why it is imperative that we continue to reduce our fuel consumption and carbon footprint, advance a circular economy and strengthen shared‑value partnerships with the communities we sail to and from.

Further strengthen our balance sheet while delivering outsized shareholder returns.
Several years of exceptional performance has significantly strengthened our financial fitness—reducing debt, achieving strong profitability and double‑digit ROIC, surpassing the investment grade threshold and reinstating our dividend. We are fortifying our position through disciplined cost control and continued deleveraging. At the same time, our measured investments in newbuilds, major ship midlife refurbishment enhancements across our cruise lines and destination development, and continued focus on commercial excellence, are setting the stage for substantial long‑term growth and value creation.

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

Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience appeals to a broad segment of the cruise vacation industry, including families with children of all ages, features a variety of activities and entertainment venues and generally includes cruises that last seven days or less. The premium experience emphasizes quality, comfort, style and more varied itineraries. The premium experience generally includes cruises that last from seven to 14 days. The luxury experience is generally characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible by larger ships. We have product and service offerings in each of these three broad classifications.

II. Passenger Capacity by Ocean Going Vessels

	Passenger Capacity as of December 31 (a)
Calendar Year	Global Cruise Industry (b)	Carnival Corporation & plc
2023	701,110	263,300
2024	733,010	269,970
2025	764,310	272,460

(a)In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(b)Global cruise industry data was obtained from Cruise Industry News.

III. Competition

The global cruise industry is a relatively small part of the global vacation market. We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on 2025 Cruise Industry News statistics, as of December 31, 2025, we, along with our principal cruise competitors Royal Caribbean Group, Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, represented approximately 80% of the cruise industry capacity.

C. Our Global Cruise Business

I. Segment and Brand Information

	November 30, 2025
	Passenger Capacity		Percentage of Total Capacity	Number of Cruise Ships
North America Segment
Carnival Cruise Line	94,340		35%	29
Princess Cruises	54,890		20%	17
Holland America Line	23,030		8%	11
Seabourn	2,640	(a)	1%	6
	174,910		64%	63

Europe Segment
AIDA Cruises (“AIDA”)	32,270		12%	11
Costa Cruises (“Costa”)	31,140	(b)	11%	9
P&O Cruises	24,300		9%	7
Cunard	9,770		4%	4
	97,470		36%	31
	272,380		100%	94

(a)Includes Seabourn Sojourn which is expected to leave the fleet in May 2026.
(b)Includes Costa Fortuna which is expected to leave the fleet in September 2026.

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

II. Ships Under Contract for Construction

As of November 30, 2025, we have a total of seven cruise ships expected to be delivered through 2033. Our ship construction contracts are with Fincantieri in Italy and Meyer Werft in Germany.

	Expected Delivery Date	Passenger Capacity Lower Berth
AIDA
Newbuild (a)	February 2030	4,280
Newbuild (a)	December 2031	4,280
Carnival Cruise Line
Carnival Festivale	April 2027	5,360
Carnival Tropicale	March 2028	5,360
Newbuild	July 2029	6,160
Newbuild	July 2031	6,160
Newbuild	June 2033	6,160

(a)Ships are subject to financing.

III. Descriptions of Cruise Brands

AIDA is the most recognized brand in the German cruise market. Its ships visit many beautiful destinations around the world and bring together people of all ages. AIDA delights guests with excellent service and a variety of extraordinary experiences. The smile on the bow of the ships represents the unique AIDA attitude on life — relaxed, friendly, colorful, cosmopolitan and uncomplicated.

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

For over 75 years, Costa has brought wonder to guests’ lives, allowing them to discover unique destinations and experiences both onboard and onshore. Costa’s warm hospitality and high-quality onboard services feature a true European touch and Italian passion, setting Costa apart from any other cruise experience.

For 185 years, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. Cunard’s distinct voyages are meticulously crafted to offer fine dining and bars, unique entertainment, and the famous White Star Service®, comfort and style. A pioneer in transatlantic crossings and World Voyages, its destinations also include Europe, the Caribbean and Alaska.

For over 150 years, Holland America Line has delivered experiences too good to hurry through —perfecting the art of leisurely travel for guests who seek to explore more than 100 countries and connect with the world and each other. With nearly 80 years of leadership in Alaska, Holland America offers immersive journeys aboard perfectly sized ships, with fresh, locally sourced cuisine, extraordinary entertainment at sea and a tradition of genuine hospitality.

P&O Cruises is Britain’s largest cruise line and its heritage can be traced back over 185 years. P&O Cruises welcomes guests to extraordinary travel experiences designed in a distinctively British way - through a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises’ fleet of premium ships deliver authentic travel experiences around the world, combining style and quality with a sense of occasion and attention to detail, to create a truly memorable holiday.

For 60 years, Princess Cruises has unlocked the world and inspired discovery through enriching vacations that connect people, places and cultures. Every journey is designed to spark interaction and create unforgettable experiences both onboard and ashore. Guests enjoy the perfect balance of elevated comfort and genuine warmth, where interactions with the Princess crew makes every moment feel personal. With hands-on opportunities to explore and learn, Princess creates unforgettable memories across the most extraordinary destinations on earth.

Seabourn, a leader in ultra-luxury cruising, sails to legendary cities and less-traveled ports. Intimate ships with a yacht-like atmosphere allow guests to discover the unexpected—about the world and about themselves. Guests enjoy all ocean-front suites and world-class gourmet dining as they wish. Seabourn creates moments of surprise and delight known as “Seabourn Moments.” Seabourn’s fleet also includes two ultra-luxury expedition ships purpose-built for immersive and adventurous travel experiences.

IV. Port Destinations and Exclusive Islands

We operate a portfolio of port destinations and exclusive islands enabling us to offer exceptional experiences by creating a wide variety of high-quality destinations that are uniquely tailored to our guests’ preferences. Our port destinations and exclusive islands welcomed 7.4 million guests in 2025 and 6.5 million in 2024. In addition, to secure preferential berth access to third-party ports, we enter into berthing agreements and commitments.

Our portfolio of seven owned or operated ports and destinations includes:

•Amber Cove in the Dominican Republic
•Celebration Key, an exclusive destination in The Bahamas
•Grand Turk Cruise Center in Turks & Caicos
•Isla Tropicale in Roatan, an exclusive destination in Honduras (formerly Mahogany Bay)
•Princess Cays, an exclusive island in The Bahamas
•Puerta Maya in Cozumel, Mexico
•RelaxAway, Half Moon Cay, an exclusive island in The Bahamas

During 2025, we introduced the Paradise Collection, which currently includes:

Celebration Key, our newly launched exclusive cruise port destination on the southern coast of Grand Bahama Island, officially opened in July 2025. Celebration Key welcomes guests to a stunning beach and offers an abundance of features and amenities for our guests. With a pier extension slated for completion in 2026, Celebration Key will be able to accommodate up to four of our cruise ships simultaneously. Additionally, its strategic location supports our efforts to design more energy efficient itineraries.
RelaxAway, Half Moon Cay, our highly rated and award-winning exclusive Bahamian destination will be enhanced to lean further into this destination’s natural beauty and pristine appeal. In addition to its existing tender operations, RelaxAway, Half Moon Cay will feature a newly constructed pier that is expected to open in the summer of 2026 and will allow two cruise ships to dock.
Isla Tropicale (formerly Mahogany Bay), our port destination in Roatan, Honduras will be expanded in 2026 to include a large pool with a swim up bar and cabanas with additional enhancement plans in the future.

V. Passengers Carried by Principal Source Geographic Areas

	Carnival Corporation & plc Passengers Carried
(in thousands)	2025	2024	2023	Brands’ Main Source Markets
United States and Canada	8,092	7,938	7,410	Carnival Cruise Line, Cunard, Holland America Line, Princess Cruises and Seabourn
Continental Europe	2,754	2,702	2,590	AIDA and Costa
United Kingdom	1,108	1,087	970	Cunard and P&O Cruises
Australia and New Zealand	944	1,027	940	Carnival Cruise Line and Princess Cruises
Other	729	754	550
Total	13,627	13,509	12,460

VI. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2026	2025	2024
Caribbean	35%	34%	34%
Europe without Mediterranean	17	16	17
Mediterranean	14	14	13
Alaska	7	6	6
Australia and New Zealand	5	6	7
Other	22	24	23
	100%	100%	100%

VII. Cruise Pricing and Payment Terms

Each of our cruise brands establishes pricing for the upcoming seasons which are made available primarily through the internet, although published materials and electronic communications are also used. Prices vary depending on a number of factors, including itinerary, category of guest accommodation, season, duration and brand. We offer a variety of promotions, including early booking, past guest recognition and travel agent programs.

Our bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary, the further in advance the bookings are made. This lead time allows us to actively manage our prices in relation to guest demand and the number of available cabins through our revenue management capabilities and other initiatives.

The cruise ticket price typically includes the following:

• Accommodations
• Most meals, including snacks at numerous venues
•Access to onboard amenities such as swimming pools, water slides, water parks, whirlpools, a health club and sun decks
• Entertainment, such as theatrical and comedy shows, live music and nightclubs
• Visits to multiple ports, including our portfolio of owned or operated ports and destinations
• Childcare and supervised youth programs

We offer our guests a variety of packages to encourage the advance purchase of certain onboard items. These packages are primarily sold as an incremental bundled package or, for certain of our brands, may be combined with cruise tickets and sold to guests for a single price. These packages may include one or more of the following:

•Beverage packages	•Internet packages
•Shore excursions	•Photo packages
•Air and other transportation packages	•Onboard spending credits
•Specialty restaurants	•Service charges

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

IX. Onboard and Other Revenues

In 2025, we earned 34% of our cruise revenues from onboard and other revenue goods and services including:

•Beverage sales	•Internet and communication services
•Casino gaming	•Full-service spas
•Shore excursions and experiences	•Specialty restaurants
•Retail sales	•Photo sales

Many of these goods and services are available for purchase prior to embarkation and can be purchased individually or as a bundled value added package. Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires.

X. Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers. Our goal has always been to increase consumer awareness for cruise vacations and further grow our share of their vacation spend. We proactively gather and evaluate guest feedback about their cruise experiences for valuable insights on key drivers of guest loyalty and satisfaction, with a focus on continuous improvement. We closely monitor our net promoter scores (“NPS”), which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family, including those new-to-cruise.

During 2025, we increased our marketing and advertising programs, driving even greater demand across our world-class cruise lines as well as our portfolio of port destinations and exclusive islands. Each of our cruise lines is focused on creating further brand differentiation and clarity around its unique value proposition, executing on a range of carefully targeted, results-driven marketing and advertising programs to reach its optimal market segment of new and loyal guests and travel agent partners. Among these programs are increasingly effective digital performance marketing and lead generation approaches that have attracted new guests online by leveraging the reach and impact of digital marketing and social media. We have also invested in new marketing technologies to deliver more engaging and personalized communications, further enhancing their effectiveness. Collectively through these programs, we have cultivated cruising advocates creating word-of-mouth demand and preference for our brands, ships, itineraries, including our port destinations and exclusive islands and onboard products and services.

In addition, all of our cruise brands offer guest loyalty and recognition programs that motivate future purchases from our repeat guests. Each brand strategically leverages its catalog of demand-generating rewards and incentives to bring repeat guests back time and again with finely honed offers, such as special fares, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

XI. Sales Channels

We sell our cruises through travel agents, tour operators, company vacation planners, our websites, customer service agents and onboard future cruise consultants. Our individual cruise brands’ relationships with their travel agent partners are generally independent of each of our other brands. Our travel agents’ relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including discounts or complimentary tour conductor cabins, based on the achievement of pre-defined sales terms.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive pricing, promotional policies and joint marketing and advertising programs. During 2025, no group of travel agencies under common control accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services. In 2025, we held a variety of trainings and educational programs to continue to support and develop our travel agent partners, including ship visits to familiarize our travel agent partners with our products and services.

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

XII. Suppliers

To provide an exceptional cruise experience for our guests, we source significant quantities of goods and services from a global supply base. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service, innovation and sustainability. Our supply base is diverse and many of our suppliers provide goods and services across our portfolio of brands. We have continued to map and evaluate risks in our supply chain, including the categories of products and services sourced and their geographic locations.

We strive to build strong relationships with our suppliers based on shared values. Our Business Partner Code of Conduct applies to all of our suppliers and other business partners. It outlines our expectation that our suppliers will respect and follow applicable laws and regulations and promote ethical decisions in all aspects of their business. We also have a Responsible Sourcing Policy (“RSP”) that builds on our Business Partner Code of Conduct and our human rights and environmental practices. The RSP establishes a framework that helps us monitor compliance with our standards. It is designed to ensure that our sourcing practices are aligned with our business priorities, core values and sustainability goals. The RSP also addresses labor, environmental, business ethics, management systems and health and safety risks.

XIII. Human Capital Management and Employees

Our shipboard and shoreside employees are sourced from approximately 150 countries. In 2025, we had an average of 101,000 employees onboard our ships, excluding employees on leave. Our shoreside operations had an annual average of 13,000 full-time and 3,000 part-time/seasonal employees. Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with Alaska’s cruise season.

We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 48% and 21%, respectively. We consider our employee and union relationships to be strong.

A team of highly motivated and engaged employees is key to providing extraordinary cruise vacations. To facilitate the recruitment, development and retention of our valuable employees, we strive to make Carnival Corporation & plc a workplace that not only attracts top talent but also provides meaningful opportunities for professional growth and development.

a.Talent Development

We are committed to excellence through our comprehensive performance management system that aligns individual contributions with our business priorities and fosters the continuous development of our employees. Our structured approach integrates goal setting, regular check-ins and formal evaluations, enabling both shoreside and shipboard team members to reflect on their growth and receive actionable guidance on performance expectations and career progression. Managers are equipped to conduct fair, consistent assessments that inform compensation, promotion and succession planning, while reinforcing high standards and a culture of continuous improvement across the organization.

We provide our shoreside team members with a variety of training programs and other personal and professional growth opportunities. We invest in leadership development programs designed to foster career growth, build strong leaders and retain top talent for advancement across the organization. Through careful monitoring and evaluation of performance, we cultivate a strong pipeline of experienced leaders who understand the complexities of managing global cruise operations. This systematic approach to talent development allows us to maintain the expertise needed to navigate the unique challenges of the cruise industry while supporting our commitment to sustainable growth and operational excellence. Additionally, we have a shoreside leadership development program to foster a high-performance culture, promote integrity, encourage cross-functional exposure and promote ongoing growth. Our strategic approach to succession is supported by our Boards of Directors and is enhanced by our multi-brand operational structure. This creates opportunities for leadership development across our organization for potential successors to our senior management, including our Chief Executive Officer (“CEO”).

We also invest in our shipboard team members through various specialized training programs. Our maritime training initiatives are particularly crucial, encompassing essential areas such as environmental, health and safety protocols, guest service excellence and operational efficiency. Our Arison Maritime Center—home to the Center for Simulator & Maritime Training Academy (“CSMART”), delivers comprehensive professional maritime training. The state-of-the-art CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available, with the capacity to provide professional training for all our bridge, engineering and environmental officers. CSMART participants benefit from a maritime training experience that fosters advanced knowledge and skills development, critical thinking, problem solving and decision making—all within a professional learning environment that reinforces our core values.

    XIV. Ethics and Compliance

We believe a strong ethics and compliance culture is imperative for the success of any company. Our compliance framework includes a Global Ethics and Compliance (“Global E&C”) department, which is led by our Chief Risk and Compliance Officer who leads the effort to promote and monitor a strong ethics and compliance culture throughout the company. The main responsibilities of the Global E&C department are to collaboratively:

•Identify, assess, monitor, prevent, detect and report on ethics and compliance risk
•Ensure compliance accountabilities and responsibilities are clear across the company
•Promote a strong commitment to ethics and compliance
•Drive ethics and compliance continuous improvements

To further heighten the focus on ethics and compliance, our Boards of Directors have Compliance Committees, which oversee the Global E&C department and maintain regular communications with our Chief Risk and Compliance Officer.

XV. Trademarks and Other Intellectual Property

We own, use and/or have registered or licensed numerous trademarks, patents and patent pending designs and technology, copyrights and domain names, which have considerable value and some of which are widely recognized throughout the world. These intangible assets enable us to distinguish our cruise products and services, port destinations and exclusive islands, ships, and programs from those of our competitors. We own or license the trademarks for the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise industry, as well as our ship names and a wide variety of cruise products and services, including our port destinations and exclusive islands.

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

1.Application of Section 883 of the Internal Revenue Code

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. in respect of each category of shipping income for which an exemption is being claimed under Section 883 (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded corporation stock ownership test (the “publicly-traded test”). Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and that Carnival Corporation currently satisfies the publicly-traded test under the regulations. Accordingly, for fiscal 2025, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profit taxes.

Regulations under Section 883 list certain activities that the Internal Revenue Service does not consider to be incidental to the international operation of ships and, therefore, the income attributable to such activities, to the extent such income is U.S. sourced, does not qualify for the Section 883 exemption. Among the activities identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

2.Exemption Under Applicable Income Tax Treaties

We believe that the U.S. sourced transportation income earned by Carnival plc and its subsidiaries qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

Additionally, beginning in fiscal 2026, we believe the U.S. sourced transportation income earned by Carnival Corporation and our other North American cruise ship businesses will qualify for exemption from U.S. federal income tax under provisions of the U.S.-UK income tax treaty.

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

b.UK Income Tax

Cunard and P&O Cruises are divisions of Carnival plc and have elected to enter the UK tonnage tax regime under a rolling eight-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

c.Italian and German Income Tax

In December 2024, the European Commission formally approved the Italian tonnage tax rules for 10 years. In 2025, AIDA and Costa elected to remain in the Italian tonnage tax regime through 2034. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

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

Carnival plc and its subsidiaries became subject to these rules beginning in fiscal 2025 and Carnival Corporation and its subsidiaries will be subject to the rules beginning in fiscal 2026. Carnival plc and its subsidiaries are eligible for the international shipping income exclusion based on their current structure. Effective December 1, 2025, Carnival Corporation and certain of its subsidiaries aligned into a single tax jurisdiction with Carnival plc. As a result, we do not believe the application of these rules will have a material impact on our consolidated financial statements. We will continue to monitor the development of the OECD’s rules and evaluate the impact on our business.

e.      Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

XVIII. Governmental and Other Regulations

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

The primary regulatory bodies that establish maritime laws and requirements applicable to our ships include:

•The International Maritime Organization (“IMO”): All of our ships, and the maritime industry as a whole, are subject to the maritime safety, security and environmental regulations established by the IMO, a specialized agency of the United Nations. The IMO’s principal sets of requirements are mandated through its International Convention for the Safety of Life at Sea (“SOLAS”), its International Convention for the Prevention of Pollution from Ships (“MARPOL”) and its International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).

•Flag States: Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, the Netherlands, Panama and the UK, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern, among other things, health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

•Ship classification societies: Class certification is one of the necessary documents required for our ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Our ships are subject to periodic class surveys, including dry-dock inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement mandated by SOLAS.

•National, regional, and other authorities: We are subject to the decrees, directives, regulations, and requirements of Australia, Canada, the European Union (“EU”), New Zealand, the UK, the U.S., other countries, and many other authorities, including ports that our ships visit.

•Port regulatory authorities (Port State Control): Our ships are also subject to inspection by port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with regional, national and international requirements. Many countries have joined together to form regional Port State Control authorities.

Our Boards of Directors have Health, Environment, Safety and Security (“HESS”) Committees, which were comprised of five independent directors as of November 30, 2025. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environmental, safety, security and sustainability policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review significant HESS relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. We have a Chief Maritime Officer to oversee our global maritime operations, including maritime policy, maritime affairs, maritime standards, training, shipbuilding, asset management, health operations, research and development and global port operations. In addition, we have a Chief Risk and Compliance Officer who leads efforts to promote and monitor a strong ethics and compliance culture throughout the company, including all areas of HESS.

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

2. Maritime Safety Regulations

The IMO has safety standards as part of SOLAS. To help ensure guest and crew safety, SOLAS establishes requirements for the following:

•Vessel design and structural features	•Life-saving and other equipment
•Construction and materials	•Fire protection and detection
•Refurbishment standards	•Safe management and operation
•Radio communications	•Musters

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of our ships and for pollution prevention. All our ships are regularly audited by various national authorities, and we are required to maintain the relevant ISM Code compliance certificates.

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

4. Maritime Environmental Regulations

We are subject to numerous international, multi-national, national, state and local environmental laws, regulations and treaties that govern air emissions, waste management, and the storage, handling, use and disposal of hazardous substances such as oils, chemicals, solvents and paints.

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

a. Preventing and Minimizing Pollution

MARPOL contains requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions and the provision of facilities at ports and terminals for the reception of sewage and sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution. All our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. Administrative, civil and criminal penalties may be assessed for violations. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions.

MARPOL’s requirements for air emissions from vessels are designed to reduce emissions of sulfur oxides (“SOx”), nitrogen oxides (“NOx”), particulate matter and GHG emissions.

b. Sulfur Emissions

The IMO has a global 0.5% sulfur cap for marine fuel. The options to comply with this sulfur cap include the installation and use of Advanced Air Quality Systems, or the use of low sulfur or alternative fuels.

MARPOL further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions content in these areas, requiring ships to use fuel with a sulfur content of no more than 0.1%, or to use alternative emission reduction methods, such as Advanced Air Quality Systems.

We have Advanced Air Quality Systems on most of our ships, which are aiding in compliance with the applicable sulfur requirements. We use Advanced Air Quality Systems wherever possible subject to local laws and regulations.

c. Greenhouse Gas Emissions

The IMO has established technical and operational measures for all ships that are intended to improve energy efficiency and reduce GHG emissions from international shipping. The technical measures apply to the design of new vessels and the operational measures apply to all vessels.

The IMO mandates a data collection system for reporting fuel oil consumption. In 2023, MARPOL changes in support of the IMO’s GHG emission reduction goals went into effect and include an operational measure called the Carbon Intensity Indicator (“CII”), an annual ship-level CO2 intensity emissions performance measure, and a technical measure called the Energy Efficiency Existing Ship Index (“EEXI”), a one-off measure similar to the Energy Efficiency Design Index (“EEDI”) for newbuilds, that confirms for a specific condition that a ship meets a target CO2 emission intensity. The EEXI has not had a material impact and the impact for CII is uncertain as it remains under review and the enforcement mechanism of the regulation is still to be defined. The IMO’s 2023 Strategy on Reduction of GHG Emissions from Ships (“IMO Strategy”) strives to peak GHG emissions from international shipping as soon as possible and to reach net zero GHG emissions on a well-to-wake basis by or around 2050. The IMO Strategy includes checkpoints in 2030 and 2040 that seek reductions in the absolute GHG emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. It also includes a target of a 40% reduction in CO2 emissions intensity by 2030 compared to 2008.

In April 2025, the IMO drafted the Net Zero Framework, a set of fuel standards and market-based measures that could result in increased compliance-related costs, which may have a material impact on our profitability. In October 2025, IMO member states voted to postpone the adoption discussions until late 2026. The one-year postponement introduces additional uncertainty regarding its likelihood for adoption and its final form.

d. Ballast Water

Ballast water is water used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. The IMO’s Ballast Water Management Convention governs the discharge of ballast water from ships, establishes ballast water management practices for environmental protection and requires the installation of ballast water management systems for existing ships. The convention also sets requirements for ballast water exchange, record keeping, and maintaining an approved Ballast Water Management Plan.

ii.    U.S. Federal and State Regulations

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. We are required to maintain Certificates of Financial Responsibility (“COFR”) that demonstrate our financial responsibility up to the liability limits set by OPA 90 and having oil spill response plans in place. It is possible, however, for our liability limits to be broken, which could expose us to unlimited liability. Coastal states also impose liabilities and requirements beyond those imposed under federal law. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements. Most coastal states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance.

The U.S. Environmental Protection Agency (“EPA”) has the authority to regulate incidental discharges from commercial vessels, including discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the regulated waters. For our affected ships, the incidental discharge requirements are set forth in EPA’s Vessel General Permit (“VGP”), which establishes effluent limits for specific discharges incidental to the normal operation of a vessel. In addition to the requirements associated with these discharges and more stringent vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

In 2018, the Vessel Incidental Discharge Act (“VIDA”) was signed into law and was intended to clarify and streamline discharge requirements for the incidental discharges covered by the VGP and U.S. Coast Guard (“USCG”) ballast water regulations. Until the USCG regulations are final, effective and enforceable, vessels continue to be subject to the existing discharge requirements established in the VGP and the USCG’s ballast water regulations, as well as any other applicable state and local government requirements.

There are a number of National Marine Sanctuaries and Marine National Monuments in force, some of which are transited through by our ships. Each area is governed by site-specific requirements that prohibit most discharges from ships.

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

iii. EU, EU Member State and UK Regulations

The EU has adopted a broad range of substantial environmental measures aimed at improving the quality of the environment and has directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

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

The ETS regulates emissions through a “cap and trade” principle, where a cap is set on the total amount of certain emissions that can be emitted. The maritime shipping sector became included in the scope of ETS in 2024, requiring ships to procure emission allowances covering 40% of their 2024 emissions inside EU waters to surrender in 2025, 70% of 2025 emissions to be surrendered in 2026 and 100% of annual emissions thereafter, to be surrendered in the following year. The cost of the EU ETS regulations in 2025 was $91 million and it is expected to be approximately $170 million in 2026. In addition, the UK plans to include domestic legs and port calls of ships engaged in international voyages under its national ETS beginning in July 2026. We do not expect complying with the UK’s national ETS for domestic shipping to have a material impact on our profitability in 2026.

The FuelEU Maritime regulation, which became effective in January 2025, is a framework designed to reduce maritime emissions by increasing the use of sustainable alternative fuels and, for container and passenger ships (including cruise ships), the use of shore power. The regulation requires compliance with the maximum limits of GHG intensity of energy used on board. The stringency of these limits increases over time, and there are financial penalties for non-compliance.

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

The STCW, as amended, establishes additional minimum standards relating to training, including security training, certification and watchkeeping for our seafarers..

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

XIX. Sustainability

Sustainability forms an important element of our business strategy. Our efforts to promote the safety and well-being of our guests and crew, protect the environment, create opportunities for our workforce, build strong relationships and support the communities we operate in and visit, reflect our core values and are key to our long-term success.

In 2021, we established sustainability goals for 2030, building on the momentum of our successful achievement of our 2020 sustainability goals. During 2024, we conducted a comprehensive review of our 2030 sustainability goals to align with our ongoing progress. This review resulted in strategic refinements to our sustainability roadmap, including the revision of existing goals, establishment of new targets and retirement of previously achieved goals. As part of the process, we also reorganized our sustainability focus areas into two overarching themes, People and Planet. Our People focus areas include – Well-Being, Inclusion and Belonging and Sustainable Tourism. Our Planet focus areas include – Climate Action, Circular Economy and Biodiversity and Conservation.

In addition to our 2030 goals, we are pursuing our aspiration of net zero emissions from ship operations by 2050. Achieving this goal will require energy sources and technologies that do not yet exist at scale. While fossil fuels are currently the only scalable and commercially viable option for our industry, we are closely monitoring technology developments and pioneering important sustainability initiatives in the cruise industry. Additionally, to provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply and cost challenges that must be resolved before viability is reached. Without clarity on low and zero carbon fuel availability, we are not currently able to make absolute emissions reduction commitments along a prescribed timeline. In our view, a commitment to achieve an absolute greenhouse gas emission reduction pathway without a clear understanding of how this will be achieved is not aligned with our approach to goal setting. While we continue to pursue our aspiration of net zero emissions from ship operations, our defined goals and targets are set based on feasible, achievable, and available pathways based on existing and emerging technologies, available fuel alternatives and proven infrastructure.

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports are not incorporated in this document and can be viewed at www.carnivalcorp.com and www.carnivalplc.com.

D. Website Access to Carnival Corporation & plc SEC Reports

We use our websites for the distribution of company information. Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint Proxy Statement related to our annual shareholders meeting, Section 16 filings and all amendments to those reports are available free of charge at www.carnivalcorp.com and www.carnivalplc.com and on the SEC’s website at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the Investor Services section of our websites. The content of any website referred to in this document is not incorporated by reference into this document.

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, other third-party information and internal company surveys. Industry publications, including those from Cruise Industry News, and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. Cruise Industry News is a for profit magazine company that covers all aspects of cruise operations. Their magazines and annual report cover all cruise lines and shipyards and report on all aspects of cruise operations including relevant issues, financial results, shipbuilding, ship reviews, etc. All other references to third-party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

The events and consequences discussed in these risk factors could have a material adverse effect on the company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the company or that the company currently does not consider to present material risks to its operations. Some of the factors, events and contingencies discussed below may have occurred in the past and reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section.

The ordering and lettering of the risk factors set forth below is not intended to reflect any company indication of priority or likelihood.

Operational Risk Factors

a.Events and conditions around the world, including geopolitical uncertainty, war and other military actions, pandemics, inflation, higher interest rates and other general concerns impacting the ability or desire of people to travel could lead to a decline in demand for cruises as well as have significant negative impacts on our financial condition and operations.

We have been, and may continue to be, impacted by the public’s concerns regarding the health, safety and security of travel, including pandemics, government travel advisories and travel restrictions, political instability and civil unrest, terrorist attacks, war and military action and other general concerns. The resulting impacts of these events, including a pause of our guest cruise operations, supply chain disruptions, impact on demand for cruises to neighboring regions and international sanctions and other measures that have been imposed, have significantly adversely affected, and may in the future significantly adversely affect, our business. These factors may also have the effect of heightening many other risks to our business, any of which could materially and adversely affect our business and results of operations. Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may be impacted by adverse changes in the perceived or actual economic climate, such as inflation, global or regional recessions, higher unemployment and underemployment rates and declines in income levels.

b. Incidents concerning our ships, guests or the cruise industry may negatively impact the satisfaction of our guests and crew and lead to reputational damage.

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea, while in port or on land, which have in the past and may in the future generate negative publicity or cause voyage disruptions or changes in itineraries, guest and crew discomfort, injury, or death. Additionally, with the increased use of artificial intelligence (“AI”) and social media, adverse publicity, even if unfounded, has been and can continue to be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in outbreaks, accidents and other incidents in the past and we may experience similar or other incidents in the future. Our ability to attract and retain the loyalty of our guests, our ability to hire and the amounts we must pay our crew depend, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as the cruising industry and our ships specifically. In addition, these and any other events which impact the travel industry more generally may negatively impact our guests’ and/or crew’s ability or desire to travel to or from our ships and/or interrupt the supply of critical goods and services.

c. Adverse weather conditions or an increase in the frequency and/or severity of adverse weather conditions could have a material impact on our business and results of operations.

Our cruise ships, hotels, land tours, port destinations and exclusive islands, shore excursions and our guest source markets have been and may continue to be impacted by adverse weather or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. For example, adverse weather or other natural disasters have impacted and may in the future impact the sourcing of our guests from affected regions. In addition, the reliability of air transportation, which our guests depend on to transport them to or from the airports near the ports where our cruises embark and disembark have been and may continue to be impacted by adverse weather events. The frequency and intensity of certain adverse weather patterns may also increase in the future. The increased hurricane/typhoon intensity and frequency, as well as changes in global temperatures and sea levels, may adversely impact our shoreside facilities, our investments in port destinations and exclusive islands or the availability or desirability of ports and destinations in which we operate. We have been forced to, and in the future may be forced to, alter itineraries, including diverting from our port destinations and exclusive islands, or cancel a cruise or a series of cruises or tours due to these or other types of disruptions. Additionally, our increasing itineraries and investments in port destinations and exclusive islands in the Caribbean region may further expose us to adverse weather conditions. These effects may also disrupt the supply of critical goods and services to our facilities and ships. Any of these events could have a material impact on our business and profitability.

d. Our targets, goals, aspirations, initiatives, public statements and disclosures, including those related to sustainability matters, may expose us to risks that may adversely impact our business.

We have developed and will continue to establish targets, goals, aspirations, and other objectives, including those related to sustainability matters (“sustainability objectives”), which reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, develop methodologies and timelines, accomplish, and accurately report on our sustainability objectives expose us to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business. Our ability to achieve any of our stated sustainability objectives, particularly with respect to our environmental emissions aspirations, is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include the availability and costs of low- or non-GHG emission energy sources and technology that do not yet exist at scale for our industry, evolving regulatory requirements affecting sustainability standards or disclosures, the availability of future financing and the availability of suppliers that can meet our sustainability standards. Certain sustainability and emissions-related actions and investments we make today may not lead us to achieving our intended future goals or may not be favorably perceived in future years based on continuing evolving regulations and perceptions around effective emissions mitigation strategies and technologies.

e. Cybersecurity incidents and data privacy breaches, as well as disruptions and other damages to our principal and other offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and may lead to fines, penalties and reputational damage.

We have been and may continue to be impacted by cybersecurity incidents and data privacy breaches, which occur from time to time. These malicious attacks can vary in scope and aim to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems or those of our third-party service providers. Breach or circumvention of our systems or the systems of third parties, including by ransomware or malware, through vulnerabilities in licensed software or hardware, AI impersonation, targeted and coordinated attacks of our systems, or as a result of other attacks, have led to and may continue to lead to disruptions in our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions, fines and penalties; litigation; reputational damage; and misuse or corruption of critical data and proprietary information, any of which could be material. The sophistication of these attacks has continued to increase in recent years and the rapid evolution and growing adoption of AI technologies by various threat actors may enhance their ability to conduct attacks which are more difficult to prevent, detect or remediate. Additionally, integrating AI into our operations may increase our cybersecurity and data privacy risks. We also have and may continue to rely on third parties in helping us manage our cybersecurity risk management processes. Any measures that we take and such third parties take to avoid, detect, mitigate or recover from material cybersecurity threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.

Our physical work locations, including those that house our information technology operations, system networks and various other remote locations may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis and typhoons) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs and serve our guests, depends on the reliability of our information technology operations and system networks, as well as our ability to refine and update to more advanced systems and technologies. In addition, we may be unable to obtain appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, including AI, or a failure, disruption or obsolescence in the technology that we do adopt, could have adverse effects on our business.

f. Our debt requires a significant amount of cash to service and our ability to generate sufficient cash depends on many factors, some of which may be beyond our control. Our financial condition and operations could be adversely impacted if we are unable to service our debt or satisfy our covenants.

Our ability to meet our debt service obligations depends on our future operating and financial performance and our ability to generate cash. This will be affected by our ability to successfully continue to execute on our business strategy and by general economic, financial, geopolitical, competitive, regulatory and other factors beyond our control. If we cannot generate sufficient cash to meet our debt service obligations, we may not be able to satisfy our obligations or refinance such obligations on attractive terms, or at all.

If we breach the covenants or restrictions in our debt instruments, we could trigger a default under the terms of certain of our debt instruments. If that occurs, we may be required to seek covenant amendments or the relevant creditors could elect to declare the debt due and payable (or cancel any unfunded commitments, if applicable) and proceed against the collateral, if any, securing that debt. Borrowings under our other debt instruments that contain cross-default provisions may also be accelerated or become payable on demand, and our assets may not be sufficient to repay such indebtedness in full. Despite our leverage, we may incur more debt in the future.

g. Increases in fuel costs, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs.

We have been and may continue to be impacted by economic, market and political conditions around the world, regulatory requirements including emissions-related regulations, supply disruptions and related infrastructure needs, which make it difficult to predict the future cost and availability of fuel. The supply and availability of different fuel types in various markets in which we operate have in the past and may in the future experience increased volatility and lead to increased fuel costs and reduced profitability. Emission penalties and the costs of compliant fuels may also increase our energy costs. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, such as those resulting from increases in the cost of fuel, have in the past and may in the future increase our guests’ overall vacation costs and reduce demand for cruises, as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark. Refer to Compliance and Regulatory Risk Factor “b.” for additional discussion on emissions-related regulation changes on fuel costs.

h. The loss of key team members, our inability to recruit or retain qualified shoreside and shipboard team members and increased labor costs could have an adverse effect on our business and results of operations.

Our success depends, in large part, on the skills and contributions of our team members, and on our ability to recruit, develop and retain high quality team members. We may not be successful in recruiting, developing or retaining key or other highly qualified team members. At times we have, and may in the future continue to, experience difficulty in hiring sufficient qualified team members, due to general macroeconomic factors, regulatory changes and/or increasingly competitive labor markets.

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

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates, which at times have been volatile, will affect our financial results.

k. Our investments in port destinations and exclusive islands may expose us to additional risks.

We continue to invest in expanding and enhancing our portfolio of port destinations and exclusive islands, which could increase our exposure to certain risks. These risks include susceptibility to weather events, exposure to local political/regulatory developments and policies, logistical challenges, human resource and labor risks, safety, environmental and health risks.

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

In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism and in certain destinations, countermeasures to limit the number of tourists have been proposed or contemplated and/or put into effect, including limits on cruise ships and cruise guests. Potential restrictions in ports and destinations could limit the itinerary and destination options we can offer our guests going forward. Additionally, certain ports have increased or are proposing to increase cruise related fees and taxes which may impact our profitability.

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

Compliance and Regulatory Risk Factors

a. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-money laundering, anti-corruption, economic sanctions, trade protection measures, labor and employment, and tax may be costly and lead to litigation, enforcement actions, fines, penalties and reputational damage.

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, depending on the itineraries of our ships and the ports and countries visited. Implementing these and any subsequent requirements have been and may in the future continue to be costly and take time to implement across our global cruise operations. In addition, the pace of regulatory changes may affect our ability to comply in the future. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined, placed on probation or otherwise sanctioned by regulators. In addition, the global focus on sustainability and the impact of GHG and other emissions on the environment may lead to additional regulatory requirements, refer to Compliance and Regulatory Risk Factor “b.” below for additional discussion.

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

Our operations subject us to potential liability under anti-money laundering and anti-corruption laws and regulations. We may also be affected by economic sanctions, trade protection measures, policies and other regulatory requirements affecting trade and investment.

We are subject to compliance with tax laws, regulations and treaties in the jurisdictions in which we are incorporated or operate. These tax laws, regulations and treaties are subject to change at any time, which may result in substantially higher tax expense. Other changes in domestic and international tax rules and regulations and their application could also alter our tax obligations.

b. Factors associated with sustainability and the impact of GHG and other emissions on the environment could have a material impact on our business and operating results.

Concerns and regulatory focus on sustainability and the impact of GHG and other emissions on the environment have impacted us and may in the future have material impacts on our business and operating results. Sustainability, environmental and emissions-related regulatory activity and developments that require us to reduce our emissions, which includes EU and UK regulations and the IMO Strategy, have impacted us and may in the future have a material impact on our business and financial results by requiring us to make capital investments in new equipment or technologies, pay for emission allowances, purchase carbon offset credits, or otherwise incur additional costs or take additional actions related to our emissions. Such activity has impacted and may continue to impact us indirectly by increasing our operating costs, including fuel costs. Regulatory developments may also result in the inability to operate ships that do not meet certain standards, impact the resale value of our ships in the future, restrict or limit our access to certain destinations and/or countries or impact our freedom to operate. Regulatory efforts, both internationally and in the U.S., are evolving and we cannot determine what final regulations will be enacted, modified, reversed or whether there will be international alignment or divergence of such efforts, or what their ultimate impact on our business will be. Refer to XVIII. Governmental and Other Regulations for additional discussion of recent developments related to Maritime Regulations, Greenhouse Gas Emissions, and EU and UK Regulations.

Our business has faced and may in the future continue to face increased scrutiny from our guests, our team members, the investment community, media (including social media), governments, regulators, destinations and other parties related to our sustainability and environmental activities. If our sustainability practices do not meet, are adverse to, or are perceived to diverge from the expectations of our guests, team members, investors or other stakeholders, the demand for cruising, our reputation, our ability to attract or retain team members as well as our attractiveness as an investment could be negatively impacted. In addition, some environmental focused groups have and may continue to generate negative publicity regarding the environmental impact of the cruise industry and are advocating for more stringent oversight and regulation of our industry, including ship emissions while the ship is docked and at sea. At the same time, we may also face negative impacts from those who do not support sustainability-related initiatives or concerns or disagree with our actual or perceived initiatives or positions, or lack of thereof, on various sustainability, environmental, political, social, governance, or other issues. Evolving views among consumers about the impact of GHG and other emissions on the environment may also lead to changes in consumer preferences.

c. We may not successfully complete the proposed unification of our DLC structure and the migration of Carnival Corporation’s legal incorporation to Bermuda, or, if we do, we may not realize the anticipated benefits and will be subject to Bermuda law, which differs in some respects compared to our current jurisdictions.

In December 2025, we announced that our Boards of Directors recommended unifying our DLC structure under a single company, Carnival Corporation, with Carnival plc as its wholly-owned UK subsidiary (the “DLC Unification”). Additionally, they proposed migrating Carnival Corporation from the Republic of Panama, where Carnival Corporation is currently domiciled, to Bermuda under the name “Carnival Corporation Ltd.” (the “Redomiciliation”). We believe that the DLC Unification and Redomiciliation will provide various benefits to us and our shareholders. However, we may not realize all the anticipated benefits, and the extent, timing and magnitude of any such benefits is uncertain. Completion of the DLC Unification and Redomiciliation is conditioned upon, among other things, the receipt of shareholder approvals, the necessary approval by the relevant court and the receipt of certain antitrust and other regulatory approvals. If the DLC Unification and Redomiciliation are not completed, we will not realize the benefits we anticipate from the DLC Unification and Redomiciliation and we would continue operating under our existing DLC structure.

Negative publicity resulting from the Redomiciliation could adversely affect our business and the market price of our shares. Redomiciliation transactions that have been undertaken by other companies have in some cases generated significant news coverage, some of which has been negative. Negative publicity could cause some of our shareholders to sell their shares or decrease the demand for new investors to purchase such shares, which could have an adverse impact on the price of our securities.

If the DLC Unification and Redomiciliation are completed, Carnival Corporation will become a Bermuda exempted company and Carnival Corporation and Carnival plc shareholders will become shareholders of Bermuda-incorporated Carnival Corporation Ltd. Bermuda law differs from the laws in effect in England and Wales, Carnival plc’s jurisdiction of incorporation, as well as Panama, Carnival Corporation’s current jurisdiction of incorporation. In certain circumstances, the laws of Bermuda may offer shareholders different protections than the laws of England and Wales or the laws of Panama. There are also differences between the existing organizational documents of Carnival plc and Carnival Corporation and the proposed organizational documents of Carnival Corporation Ltd. that will be in effect upon the completion of the DLC Unification and Redomiciliation.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

With an increasingly technology-driven business landscape, cybersecurity is critical to safeguarding our company’s shipboard and shoreside assets and maintaining our operational integrity. We have implemented cybersecurity measures that are designed to protect the confidentiality, integrity and availability of our information technology and operational technology systems against the constantly evolving cyber threats.

Risk Management

Our processes to identify and manage cybersecurity risks form part of our overall risk management framework which includes an organization wide, multi-layered approach to risk assessment and management. Our cybersecurity risk management program is designed to proactively identify, assess and mitigate potential cybersecurity threats. It leverages industry-leading cybersecurity frameworks and standards, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the ISO/IEC 27001 standard. We conduct regular risk assessments to evaluate the security posture of our systems and processes, including vulnerability assessments, penetration testing, external attack surface mitigations and monitor our network for suspicious activity and potential breaches. We engage third-party advisory firms to conduct assessments of the maturity of our cybersecurity program, including measures to improve our Payment Card Industry Data Security Standard (“PCI DSS”) compliance, as well as to conduct penetration testing of our shoreside and shipboard assets on a periodic basis. We continue to invest in our information technology, operational technology and cybersecurity programs to layer in risk-based controls to protect against evolving threats.

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

As of November 30, 2025, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition. Despite our efforts with respect to protecting information technology operations and strengthening our cybersecurity and data privacy positions, we have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses incurred in connection with cybersecurity incidents were not material. For additional information on the risks from cybersecurity threats and the potential related impacts on the company, refer to Operational Risk Factor “e”.

Governance

Our Global Chief Information Security Officer (“CISO”) leads our worldwide efforts in cybersecurity risk reduction and regulatory compliance. Our CISO oversees risk management across information technology operations, cybersecurity and data privacy. With over 20 years of experience across various industries, including Fortune 50 and 100 organizations, our CISO brings a comprehensive background in strategic cybersecurity leadership and risk management. This expertise is further supported by an array of certifications (C-CISO, CISSP, CISM, CRISC, CISA, and CIPT), as well as academic credentials, including a Master’s in Information Systems from Harvard University and a Bachelor’s in Business Administration from Florida International University. Our CISO regularly updates executive management and actively engages within the cybersecurity community to stay informed on the latest industry developments.

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

Item 2.    Properties.

Our headquarters and principal shoreside operations are located in owned/leased office buildings in Miami, Florida and in Southampton, England. We also own and/or lease a number of other offices across the U.S., Continental Europe and other locations throughout the world to support our brand operations globally. In 2025, we purchased a site to build and relocate our Miami, Florida headquarters.

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I, Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, exclusive islands, hotels, and lodges.

Item 3.    Legal Proceedings.

The legal proceedings described in Note 6 - “Contingencies”, are shown in Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K. Additionally, SEC rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we believe will exceed $1 million for such proceedings.

On June 20, 2022, Princess Cruises notified the Australian Maritime Safety Authorization (“AMSA”) and the flag state, Bermuda, regarding approximately six cubic meters of comminuted food waste (liquid biodigester effluent) inadvertently released by Coral Princess inside the Great Barrier Reef Marine Park. On May 31, 2023, we received a summons from the Australia Federal Prosecution Service indicating that formal charges would be pursued against Princess Cruises and the Captain of the vessel. On November 17, 2025, Princess Cruises entered a guilty plea, and the charges against the Captain were accordingly dismissed. The Magistrates Court of Queensland imposed an immaterial fine against Princess Cruises. This matter is now concluded.

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

B.    Holders

As of January 13, 2026, there were 2,164 holders of record of Carnival Corporation common stock and 27,361 holders of record of Carnival plc ordinary shares and 376 holders of record of Carnival plc ADSs.

C.    Dividends

We did not pay or declare dividends on Carnival Corporation common stock or Carnival plc ordinary shares for the year ended November 30, 2025.

In December 2025, the Boards of Directors approved the reinstatement of the company’s quarterly dividend and declared an initial $0.15 per share dividend with a record date of February 13, 2026 and a payment date of February 27, 2026.

Holders of Carnival Corporation common stock and Carnival plc ADSs will receive the dividend payable in U.S. dollars. The dividend for Carnival plc ordinary shares will be payable in U.S. dollars or sterling. In the absence of instructions or elections to the contrary, holders of Carnival plc ordinary shares will automatically receive the dividend in sterling.

Dividends payable in sterling will be converted from U.S. dollars at the exchange rate quoted by Bloomberg (BFIX) in London at 12 noon on February 17, 2026. Holders of Carnival plc ordinary shares wishing to receive their dividend in U.S. dollars or participate in the Carnival plc Dividend Reinvestment Plan must elect to do so by February 13, 2026.

D.    Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is shown in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K.

E.    Performance Graph

Carnival Corporation

The following graph compares the price performance of $100 if invested in Carnival Corporation common stock with the price performance of $100 if invested in each of the Dow Jones U.S. Recreational Services Index (“Dow Jones Recreational Index”), the Dow Jones U.S. Travel and Leisure Index, the FTSE 100 Index and the S&P 500 Index. The price performance, as used in the performance graph, is calculated by assuming $100 is invested at the beginning of the period in Carnival Corporation common stock at a price equal to the market value. At the end of each year, the total value of the investment is computed by taking the number of shares owned, assuming Carnival Corporation dividends are reinvested, multiplied by the market price of the shares.

In 2025, we elected to change the comparative industry peer group from the Dow Jones Recreational Index to the Dow Jones U.S. Travel and Leisure Index as we believe it provides a more meaningful comparison and is better aligned with the competitive market in which we operate. We also elected to remove the comparison to the FTSE 100 Index given our decision to unify our DLC arrangement from two companies with two stock exchange listings and share prices into one single company, Carnival Corporation, listed on the New York Stock Exchange with one share price globally.

5-Year Cumulative Total Returns
DOLLARS
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Carnival Corporation Common Stock
Dow Jones Recreational Index
Dow Jones U.S. Travel & Leisure
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2020 Assumes Dividends Reinvested Years Ended November 30,
	2020	2021	2022	2023	2024	2025
Carnival Corporation Common Stock	$100	$88	$50	$75	$127	$129
Dow Jones Recreational Index	$100	$103	$80	$103	$186	$197
Dow Jones U.S. Travel & Leisure	$100	$108	$101	$118	$156	$155
FTSE 100 Index	$100	$117	$130	$133	$154	$187
S&P 500 Index	$100	$128	$116	$132	$177	$204

Carnival plc

The following graph compares the price performance of $100 invested in Carnival plc ADSs, each representing one ordinary share of Carnival plc, with the price performance of $100 invested in each of the indexes noted below. The price performance is calculated in the same manner as previously discussed.

5-Year Cumulative Total Returns
DOLLARS
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Carnival plc ADS
Dow Jones Recreational Index
Dow Jones U.S. Travel & Leisure
FTSE 100 Index
S&P 500 Index

	Assumes $100 Invested on November 30, 2020 Assumes Dividends Reinvested Years Ended November 30,
	2020	2021	2022	2023	2024	2025
Carnival plc ADS	$100	$92	$51	$76	$130	$135
Dow Jones Recreational Index	$100	$103	$80	$103	$186	$197
Dow Jones U.S. Travel & Leisure	$100	$108	$101	$118	$156	$155
FTSE 100 Index	$100	$117	$130	$133	$154	$187
S&P 500 Index	$100	$128	$116	$132	$177	$204

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Carnival plc Shareholder Approvals

Annual shareholder approval is required for Carnival plc to buy back its ordinary shares. Carnival plc did not renew its authority to buy back shares at the 2025 Annual General Meeting.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2025 Executive Overview

2025 was another strong year that exceeded expectations, setting new records across our business and achieving more milestones, including:

•Record revenues of $26.6 billion
•All-time high operating income of $4.5 billion, up 25% compared to the prior year
•Achieved the highest adjusted return on invested capital (“ROIC”) in 19 years
•Record booking trends with continued strong close-in demand throughout the year
•Ended 2025 with record year-end customer deposits, up nearly 7% year over year

In 2025, we made significant progress strengthening our balance sheet. In December 2025, we successfully completed our $19 billion refinancing plan in less than a year and reduced total debt by over $10 billion since our peak in January 2023. In addition, we surpassed our investment grade leverage metric threshold. These accomplishments enabled us to reinstate our dividend, reflecting both our confidence in the durability of our cash generation and the improvements we have made to our balance sheet.

Looking forward, we are well-positioned to create even greater shareholder value over time as we continue to reinvest in our future. This will be driven by our focus on driving commercial excellence, disciplined newbuild strategy, our expansion of return-generating ship enhancement initiatives across some of our cruise lines and our exclusive destination development program.

We continue to strengthen our demand generating efforts to position ourselves for success in 2026 and beyond. Our world-class cruise lines are refining their focus on target markets, sharpening marketing messages and reaching target consumers more efficiently. We are also enhancing our commercial strategies by leveraging AI to improve marketing effectiveness, deliver personalized experiences and drive efficiency gains across all our cruise lines. Together, we believe these initiatives will increase same ship revenues, drive margins and returns higher over time and help to close the price-to-value gap we offer versus land-based alternatives.

In 2025, we opened our game-changing new exclusive destination, Celebration Key, Grand Bahama, which has already hosted more than one million guests since its July opening. We will continue to build on the success of Celebration Key through planned expansions at some of our other Paradise Collection properties, including RelaxAway, Half Moon Cay and Isla Tropicale (formerly Mahogany Bay) in 2026. In addition, we recently announced the development of Ensenada Bay Village - Treasures of Baja. This destination will showcase the natural beauty of Baja California, Mexico through a blend of adventure, culture and relaxation experiences while benefitting our west coast deployments.

During 2025, we also continued making progress towards our sustainability goals. We reached our 2030 goal ahead of schedule, cutting greenhouse gas emissions intensity by over 20% relative to our 2019 baseline. Separately, our Less Left Over strategy helped reduce food waste by over 47%, edging closer to our 50% target set for 2030.

In addition, we continue to take actions that will strengthen our ability to deliver long-term shareholder value. We recently announced that our Boards of Directors recommends unifying our dual listed company under a single corporate entity to streamline governance and reporting. This would also create a single global share price, reduce administrative costs and is expected to increase liquidity and weighting in major U.S. stock indexes.

Together in 2025, we delivered unforgettable happiness to over 13.5 million people around the world by providing them with extraordinary cruise vacations while honoring the integrity of every ocean we sail, place we visit and life we touch. We are grateful for the efforts of our over 160,000 hard-working and dedicated team members who delivered incredible results this year and have set us up well for another step forward in 2026.

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

In addition, the specifically identified or estimated cost and accumulated depreciation of previously capitalized ship components are written-off upon retirement, which may result in a loss on disposal that is also included in other operating expenses. We do not have cost segregation studies performed to specifically componentize our ships. In addition, since we do not separately componentize our ships, we do not identify and track depreciation of original ship components. Therefore, we typically estimate the net book value of components that are retired, based primarily upon their replacement cost, their age and their original estimated useful lives. Given the large size and complexity of our ships, ship accounting estimates require considerable judgment and are inherently uncertain.

In order to compute our ships’ depreciation expense, we apply judgment to determine their useful lives as well as their residual values. As of November 30, 2025, we have estimated our ships’ useful lives at 30 years and residual values at 15% of our original ship cost. Our ships’ useful life and residual value estimates take into consideration the estimated weighted-average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. We also take into consideration the impact of technological changes, historical useful lives of similarly-built ships, long-term cruise and vacation market conditions and regulatory changes, including those related to the impact of greenhouse gases and other emissions on the environment. We determine the residual value of our ships based on our long-term estimates of their resale value at the end of their useful lives to us but before the end of their physical and economic lives to others, historical resale values of our and other cruise ships as well as our expectations of the long-term viability of the secondary cruise ship market.

We are pursuing our aspiration of net zero emissions from ship operations by 2050 in line with the IMO’s 2023 Strategy on Reduction of GHG Emissions from Ships. Given the estimated useful life for our ships, our most recently delivered vessels’ lives will extend beyond this 2050 date. To provide a path to net zero emissions, alternative low GHG emission fuels will be necessary for the maritime industry; however, there are significant supply challenges that must be resolved before viability is reached. We are closely monitoring technology developments which may support our sustainability goals. Our fleet’s engines are capable of using certain alternative fuels and we have completed tests on the use of marine biofuel blends on certain ships in our fleet. In addition, and in support of our Climate Action Goals, we invest in technologies, including the use of liquefied natural gas (“LNG”) powered cruise ships, the installation of Advanced Air Quality Systems on board our ships to aid in the reduction of sulfur emissions, the use of shore power, enabling ships to use shoreside electric power where available while in port and various other efficiency related upgrades intended to reduce our emissions. It is uncertain how proposed and possible future regulatory changes, as well as our 2050 net zero emissions aspiration, may impact our ships’ useful lives and residual values as the impact is dependent on future regulatory actions and technological advances.

If materially different conditions existed, or if we materially changed our assumptions of ship useful lives and residual values, then our depreciation expense, loss on retirement of ship components and net book value of our ships would be materially different. Our 2025 ship depreciation expense would have increased by approximately:

•$52 million assuming we had reduced our estimated 30-year ship useful life estimate by one year at the time we took delivery or acquired each of our ships
•$265 million assuming we had estimated our ships to have no residual value

We review estimated useful lives and residual values of our ships for reasonableness whenever events or circumstances indicate a revision is warranted. In December 2025, we completed such review considering the period over which we expect to operate our ships and our long-term plans. As a result, we determined our ships’ depreciable lives would be extended to 35 years. In connection with the increase in estimated useful life, we reduced our estimated residual value of each ship to be 5% of our original ship cost for LNG powered ships and a range of salvage values under $25 million for all other ships, depending on the class and tonnage of the ship. This revision did not have a material impact on our financial statements and has been applied prospectively beginning December 1, 2025.

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

Known Trends and Uncertainties

We believe changes in the cost of fuel, fluctuations in foreign currency exchange rates and new and evolving regulatory requirements related to the reduction of GHG emissions are reasonably likely to impact our profitability in both the short and long-term. We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2025 and 2024 was $91 million and $46 million, which represented costs associated with 70% and 40% of emissions under the ETS operational scope. In 2026, all in scope emissions will be impacted. Refer to XVIII. Governmental and Other Regulations.

Results of Operations

We have historically earned substantially all of our cruise revenues from the following:

•Sales of passenger cruise tickets and, in some cases, the sale of air and other transportation to and from airports near our ships’ home ports and cancellation fees. The cruise ticket price typically includes the following:

•Accommodations
•Most meals, including snacks at numerous venues
•Access to onboard amenities such as swimming pools, water slides, water parks, whirlpools, a health club and sun decks
•Entertainment, such as theatrical and comedy shows, live music and nightclubs
•Visits to multiple ports, including our portfolio of owned or operated ports and destinations
•Childcare and supervised youth programs

•Sales of onboard goods and services not included in the cruise ticket price. This generally includes the following:

•Beverage sales	•Internet and communication services
•Casino gaming	•Full-service spas
•Shore excursions and experiences	•Specialty restaurants
•Retail sales	•Photo sales

These goods and services are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2025, we earned 34% of our cruise revenues from onboard and other revenue goods and services.

We earn our tour and other revenues from our hotel and transportation operations and other revenues.

We incur cruise operating expenses for the following:

•Commissions, transportation and other, which include costs of travel agent commissions, air and other transportation, port fees, taxes, and charges that directly vary with guest head counts and credit and debit card fees

•Onboard and other, which include the costs of beverage sales, shore excursions, retail sales, internet and communication, credit and debit card fees, other onboard costs, cruise vacation protection programs and pre- and post-cruise land packages

•Payroll and related, which include the costs of officers and crew in bridge, engineering and hotel operations. Substantially all costs associated with our shoreside personnel are included in selling and administrative expenses

•Fuel, which include fuel delivery costs and emission allowance costs

•Food, which include both our guest and crew food costs

•Other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; gains and losses on ship sales; ship impairments; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other operating expenses

We do not allocate payroll and related, fuel, food or other operating expenses to the expense categories attributable to passenger ticket revenues or onboard and other revenues since they are incurred to provide the total cruise vacation experience.

Statistical Information

	Years Ended November 30,
	2025	2024	2023
Passenger Cruise Days (“PCDs”) (in millions) (a)	101.7	100.5	91.4
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	96.5	95.6	91.3
Occupancy percentage (d)	105%	105%	100%
Passengers carried (in millions)	13.6	13.5	12.5

Fuel consumption in metric tons (in millions)	2.8	2.9	2.9
Fuel consumption in metric tons per thousand ALBDs	29.2	30.9	32.1
Fuel cost per metric ton consumed (excluding emission allowances)	$610	$665	$701

Currencies (USD to 1)
AUD	$0.64	$0.66	$0.66
CAD	$0.71	$0.73	$0.74
EUR	$1.12	$1.09	$1.08
GBP	$1.31	$1.28	$1.24

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

(c)In 2025 compared to 2024, we had a 1.0% capacity increase in ALBDs comprised of a 1.2% capacity increase in our North America segment and a 0.6% capacity increase in our Europe segment.

Our North America segment’s capacity increase was caused by the following:
•Carnival Cruise Line 5,360-passenger capacity ship that entered into service in December 2023
•Princess Cruises 4,310-passenger capacity ship that entered into service in February 2024
•Carnival Cruise Line 4,130-passenger capacity ship that transferred from Costa Cruises and entered into service in April 2024
•Princess Cruises 4,310-passenger capacity ship that entered into service in September 2025

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

2025 Compared to 2024

The discussion below compares the results of operations for the year ended November 30, 2025 to the year ended November 30, 2024. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For a comparison of the company’s results of operations for the year ended November 30, 2024 to the year ended November 30, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended November 30, 2024, which was filed with the U.S. Securities and Exchange Commission on January 27, 2025.

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2025 total revenues. Passenger ticket revenues increased by $956 million, or 5.8%, to $17.4 billion in 2025 from $16.5 billion in 2024.

This increase was caused by:
•$635 million - higher ticket prices driven by continued strength in demand
•$196 million - net favorable foreign currency translation impact
•$159 million - 1.0% capacity increase in ALBDs

These increases were partially offset by a decrease of $74 million in air transportation revenue.

The remaining 35% of 2025 total revenues were comprised of onboard and other revenues, which increased by $644 million, or 7.5%, to $9.2 billion in 2025 from $8.6 billion in 2024.

This increase was driven by:
•$466 million - higher onboard spending by our guests
•$83 million - 1.0% capacity increase in ALBDs
•$57 million - net favorable foreign currency translation impact

North America Segment

Passenger ticket revenues made up 62% of our North America segment’s 2025 total revenues. Passenger ticket revenues increased by $361 million, or 3.4%, to $10.9 billion in 2025 from $10.6 billion in 2024.

This increase was caused by:
•$344 million - higher ticket prices driven by continued strength in demand
•$122 million - 1.2% capacity increase in ALBDs

These increases were partially offset by a decrease of $74 million in air transportation revenue.

The remaining 38% of our North America segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $442 million, or 7.1%, to $6.7 billion in 2025 from $6.2 billion in 2024.

This increase was caused by:
•$376 million - higher onboard spending by our guests
•$72 million - 1.2% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2025 total revenues. Passenger ticket revenues increased by $569 million, or 9.6%, to $6.5 billion in 2025 from $5.9 billion in 2024.

This increase was driven by:
•$292 million - higher ticket prices driven by continued strength in demand
•$200 million - net favorable foreign currency translation impact
•$46 million - 0.8 percentage point increase in occupancy

The remaining 23% of our Europe segment’s 2025 total revenues were comprised of onboard and other revenues, which increased by $188 million, or 11%, to $1.9 billion in 2025 from $1.8 billion in 2024.

This increase was driven by:
•$89 million - higher onboard spending by our guests
•$60 million - net favorable foreign currency translation impact

Operating Expenses

Consolidated

Operating expenses increased by $309 million, or 2.0%, to $15.9 billion in 2025 from $15.6 billion in 2024.

This increase was caused by:
•$151 million - 1.0% capacity increase in ALBDs
•$112 million - net unfavorable foreign currency translation impact
•$90 million - higher onboard and other cost of sales driven by higher onboard revenues
•$54 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$42 million - higher port expenses
•$27 million - higher repair and maintenance expenses (including dry-dock expenses)
•$26 million - higher cruise payroll and related expenses
•$23 million - nonrecurrence of change in pension valuation in 2024

These increases were partially offset by:
•$109 million - lower fuel prices including the impact of the cost of emission allowances
•$109 million - lower fuel consumption per ALBD
•$71 million - higher gains on ship sales realized in 2025 compared to 2024

Selling and administrative expenses increased by $150 million, or 4.6%, to $3.4 billion in 2025 from $3.3 billion in 2024.

Depreciation and amortization expenses increased by $233 million, or 9.1%, to $2.8 billion in 2025 from $2.6 billion in 2024.

North America Segment

Operating expenses decreased by $18 million, or 0.2%, to $10.5 billion in 2025 from $10.6 billion in 2024.

This decrease was caused by:
•$101 million - lower fuel prices including the impact of the cost of emission allowances
•$79 million - lower fuel consumption per ALBD

These decreases were partially offset by:
•$122 million - 1.2% capacity increase in ALBDs
•$40 million - higher onboard and other cost of sales driven by higher onboard revenues

Selling and administrative expenses increased by $13 million, or 0.7%, and were $2.0 billion in 2025 and 2024.

Depreciation and amortization expenses increased by $154 million, or 9.3%, to $1.8 billion in 2025 from $1.7 billion in 2024.

Europe Segment

Operating expenses increased by $287 million, or 6.1%, to $5.0 billion in 2025 from $4.7 billion in 2024.

This increase was caused by:
•$118 million - net unfavorable foreign currency translation impact
•$50 million - higher onboard and other cost of sales driven by higher onboard revenues
•$45 million - higher commissions, transportation costs, and other expenses driven by increased ticket pricing and an increase in the number of guests
•$41 million - higher repair and maintenance expenses (including dry-dock expenses)
•$33 million - higher port expenses
•$23 million - nonrecurrence of change in pension valuation in 2024

These increases were partially offset by a $57 million gain on sale of one ship.

Selling and administrative expenses increased by $81 million, or 8.4%, and were $1.0 billion in 2025 and 2024.

Depreciation and amortization expenses increased by $70 million, or 10%, to $746 million in 2025 from $676 million in 2024. This increase was driven by fleet enhancements and net unfavorable foreign currency translation impacts.

Operating Income

Our consolidated operating income increased by $909 million to $4.5 billion in 2025 from $3.6 billion in 2024. Our North America segment’s operating income increased by $653 million to $3.3 billion in 2025 from $2.6 billion in 2024, and our Europe segment’s operating income increased by $319 million to $1.7 billion in 2025 from $1.3 billion in 2024. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest, decreased by $406 million, or 23%, to $1.3 billion in 2025 from $1.8 billion in 2024. The decrease was substantially all due to lower average interest rates, a decrease in total debt and increased capitalized interest.

Debt extinguishment and modification costs increased by $330 million to $409 million in 2025 from $79 million in 2024 as a result of debt transactions occurring during the respective periods.

Liquidity, Financial Condition and Capital Resources

As of November 30, 2025, we had $6.4 billion of liquidity including $1.9 billion of cash and cash equivalents and $4.5 billion available for borrowing under our multicurrency revolving credit facility. In addition, we had $7.8 billion of undrawn export credit facilities to fund future ship deliveries.

We had a working capital deficit of $8.9 billion as of November 30, 2025 compared to a working capital deficit of $8.2 billion as of November 30, 2024. The increase in working capital deficit was caused by an increase in the current portion of long-term debt and customer deposits, partially offset by an increase in cash and cash equivalents. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability on our balance sheet until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital are $6.8 billion and $6.4 billion of current customer deposits as of November 30, 2025 and 2024. We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. As of November 30, 2025, we were not required to maintain any reserve funds. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $6.2 billion of net cash flows from operating activities during 2025, an increase of $0.3 billion compared to $5.9 billion provided in 2024. This increase was driven by higher net income in 2025 partially offset by changes in prepaid expenses and other assets, which includes the nonrecurrence of cash provided by the release of credit card reserves in 2024.

Investing Activities

During 2025, net cash used in investing activities of $3.3 billion was caused by:
•Capital expenditures of $3.6 billion substantially all attributable to the delivery of one North America segment ship, ship improvements and development of our portfolio of exclusive destinations.
•Proceeds of $323 million substantially all from the sale of one North America segment ship and one Europe segment ship
•Advances of $100 million made to Floating Docks S. de RL

During 2024, net cash used in investing activities of $4.5 billion was caused by:
•Capital expenditures of $4.6 billion primarily attributable to the delivery of two North America segment ships, one Europe segment ship and developments in our port destinations and exclusive islands
•Proceeds of $58 million primarily from the sale of a North America segment ship

Financing Activities

During 2025, net cash used in financing activities of $2.2 billion was caused by:
•Repayments of $12.9 billion of long-term debt
•Debt issuance costs of $144 million
•Debt extinguishment costs of $272 million
•Issuances of $11.2 billion of long-term debt

During 2024, net cash used in financing activities of $2.6 billion was caused by:
•Repayments of $5.4 billion of long-term debt
•Debt issuance costs of $203 million
•Debt extinguishment costs of $41 million
•Issuances of $3.1 billion of long-term debt

For our cash flow activities for the fiscal year ended November 30, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2024, which was filed with the U.S. Securities and Exchange Commission on January 27, 2025.

Material Cash Requirements

	Payments Due by
(in millions)	2026		2027	2028	2029	2030	Thereafter	Total
Debt (a)	$3,066	(b)	$3,537	$4,889	$4,883	$3,493	$12,320	$32,188
Newbuild capital expenditures (c)	501		1,586	1,474	1,823	1,661	4,769	11,814
Total	$3,567		$5,123	$6,363	$6,706	$5,154	$17,089	$44,002

(a)Includes principal as well as estimated interest payments and does not include the impact of any future possible refinancings. Excludes undrawn export credits.
(b)Includes an aggregate of $500 million representing the portion of the 5.75% convertible senior notes due 2027 converted and settled in cash in December 2025.
(c)As of November 30, 2025, we have undrawn export credit facilities of $7.8 billion which fund a portion of our newbuild contractual commitments.

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

(in billions)	2026	2027	2028	2029	2030	Thereafter
Future export credit facilities at November 30, 2025	$—	$1.3	$1.3	$1.7	$—	$3.4

Our export credit facilities contain various financial covenants as described in Note 5 - “Debt” of the consolidated financial statements. At November 30, 2025, we were in compliance with the applicable covenants under our debt agreements.

Dividends

The declaration of dividends shall at all times be subject to the final determination of our Boards of Directors that a dividend is prudent at that time in consideration of the liquidity needs of the business. In December 2025, the Boards of Directors approved the reinstatement of the company’s quarterly dividend and declared an initial $0.15 per share dividend with a record date of February 13, 2026 and a payment date of February 27, 2026.

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

Investment Currency Risks

The foreign currency exchange rates were as follows:

	November 30,
USD to 1:	2025	2024
AUD	$0.65	$0.65
CAD	$0.72	$0.71
EUR	$1.16	$1.06
GBP	$1.32	$1.27

If the November 30, 2024 currency exchange rates had been used to translate our November 30, 2025 non-U.S. dollar functional currency operations’ assets and liabilities (instead of the November 30, 2025 U.S. dollar exchange rates), our total assets would have been lower by $1.4 billion and our total liabilities would have been higher by $1.3 billion.

Newbuild Currency Risks

At November 30, 2025, our newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total commitment of $8.4 billion and relate to newbuilds scheduled to be delivered to non-euro functional currency brands. The functional currency cost of each of these ships will increase or decrease based on changes in the exchange rates until the payments are made under the shipbuilding contract. We may utilize foreign currency derivatives to mitigate some of this foreign currency exchange rate risk. Based on a 1% change in euro to U.S. dollar exchange rates as of November 30, 2025, the remaining cost of these ships would have a corresponding change of $84 million.

Interest Rate Risks

The composition of our debt was as follows:

November 30, 2025
Fixed rate	54%
EUR fixed rate	31%
Floating rate	5%
EUR floating rate	10%

Based on a 100 basis point change in the market interest rates, our annual interest expense on floating rate debt would change by approximately $42 million.

Item 8.    Financial Statements and Supplementary Data.

CARNIVAL CORPORATION & PLC
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2025

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	Years Ended November 30,
	2025	2024	2023
Passenger ticket	$17,419	$16,463	$14,067
Onboard and other	9,202	8,558	7,526
Total Revenues	26,622	25,021	21,593
Cruise and tour operating expenses:
Commissions, transportation and other	3,331	3,232	2,761
Onboard and other	2,816	2,678	2,375
Payroll and related	2,589	2,464	2,373
Fuel	1,808	2,007	2,047
Food	1,499	1,457	1,335
Other operating	3,904	3,801	3,426
Total Cruise and tour operating expenses	15,947	15,638	14,317
Selling and administrative expense	3,402	3,252	2,950
Depreciation and amortization expense	2,790	2,557	2,370
Operating Income	4,483	3,574	1,956
Interest income	51	93	233
Interest expense, net of capitalized interest	(1,349)	(1,755)	(2,066)
Debt extinguishment and modification costs	(409)	(79)	(111)
Other income (expense), net	(4)	83	(75)
Income (Loss) Before Income Taxes	2,772	1,915	(62)
Income tax benefit (expense), net	(12)	1	(13)
Net Income (Loss)	$2,760	$1,916	$(74)
Earnings Per Share
Basic	$2.10	$1.50	$(0.06)
Diluted	$2.02	$1.44	$(0.06)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended November 30,
	2025	2024	2023
Net Income (Loss)	$2,760	$1,916	$(74)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	137	(3)	52
Other	27	(34)	(8)
Other Comprehensive Income (Loss)	165	(36)	44
Total Comprehensive Income (Loss)	$2,925	$1,879	$(30)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	November 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$1,928	$1,210
Trade and other receivables, net	678	590
Inventories	505	507
Prepaid expenses and other	1,108	1,070
Total current assets	4,219	3,378
Property and Equipment, Net	43,494	41,795
Operating Lease Right-of-Use Assets, Net	1,328	1,368
Goodwill	579	579
Other Intangibles	1,177	1,163
Other Assets	890	775
	$51,687	$49,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,603	$1,538
Current portion of operating lease liabilities	175	163
Accounts payable	1,245	1,133
Accrued liabilities and other	2,239	2,358
Customer deposits	6,831	6,425
Total current liabilities	13,092	11,617
Long-Term Debt	24,037	25,936
Long-Term Operating Lease Liabilities	1,178	1,239
Other Long-Term Liabilities	1,097	1,012
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,298 shares issued at 2025 and 1,294 shares issued at 2024	13	13
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2025 and 2024	361	361
Additional paid-in capital	17,267	17,155
Retained earnings	4,817	2,101
Accumulated other comprehensive income (loss) (“AOCI”)	(1,810)	(1,975)
Treasury stock, 131 shares at 2025 and 130 shares at 2024 of Carnival Corporation and 72 shares at 2025 and 73 shares at 2024 of Carnival plc, at cost	(8,364)	(8,404)
Total shareholders’ equity	12,284	9,251
	$51,687	$49,057
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended November 30,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$2,760	$1,916	$(74)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,790	2,557	2,370
Loss on debt extinguishment	401	76	98
Share-based compensation	98	62	53
Amortization of discounts and debt issue costs	116	141	161
Non-cash lease expense	161	142	145
Gain on sales of ships	(112)	(41)	(88)
Greenhouse gas regulatory expense	91	46	—
Other	58	63	90
	6,363	4,963	2,756
Changes in operating assets and liabilities
Receivables	(84)	(49)	(180)
Inventories	2	9	(85)
Prepaid expenses and other assets	(214)	352	397
Accounts payable	61	(26)	77
Accrued liabilities and other	(218)	167	147
Customer deposits	308	507	1,169
Net cash provided by operating activities	6,218	5,923	4,281
INVESTING ACTIVITIES
Purchases of property and equipment	(3,611)	(4,626)	(3,284)
Proceeds from sales of ships and other property and equipment	323	58	340
Advances to affiliates	(100)	(64)	(21)
Other	67	98	155
Net cash used in investing activities	(3,321)	(4,535)	(2,810)
FINANCING ACTIVITIES
Repayments of short-term borrowings	—	—	(200)
Principal repayments of long-term debt	(12,936)	(5,436)	(7,660)
Debt issuance costs	(144)	(203)	(131)
Debt extinguishment costs	(272)	(41)	(79)
Proceeds from issuance of long-term debt	11,152	3,095	2,961
Other	12	1	20
Net cash provided by (used in) financing activities	(2,189)	(2,584)	(5,089)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(8)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	727	(1,204)	(3,601)
Cash, cash equivalents and restricted cash at beginning of year	1,231	2,436	6,037
Cash, cash equivalents and restricted cash at end of year	$1,958	$1,231	$2,436
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2022	$12	$361	$16,872	$269	$(1,982)	$(8,468)	$7,065
Change in accounting principle (a)	—	—	(229)	(10)	—	—	(239)
Net income (loss)	—	—	—	(74)	—	—	(74)
Other comprehensive income (loss)	—	—	—	—	44	—	44
Issuances of common stock, net	—	—	5	—	—	—	5
Conversion of Convertible Notes	—	—	3	—	—	—	3
Purchases and issuances under the Stock Swap Program, net	—	—	22	—	—	(20)	2
Issuance of treasury shares for vested share-based awards	—	—	(41)	—	—	41	—
Share-based compensation and other	—	—	79	—	—	(2)	78
At November 30, 2023	12	361	16,712	185	(1,939)	(8,449)	6,882
Net income (loss)	—	—	—	1,916	—	—	1,916
Other comprehensive income (loss)	—	—	—	—	(36)	—	(36)
Conversion of Convertible Notes	—	—	414	—	—	—	415
Issuance of treasury shares for vested share-based awards	—	—	(47)	—	—	47	—
Share-based compensation and other	—	—	76	—	—	(2)	75
At November 30, 2024	13	361	17,155	2,101	(1,975)	(8,404)	9,251
Net income (loss)	—	—	—	2,760	—	—	2,760
Other comprehensive income (loss)	—	—	—	—	165	—	165
Issuance of treasury shares for vested share-based awards	—	—	—	(44)	—	44	—
Share-based compensation and other	—	—	112	—	—	(5)	107
At November 30, 2025	$13	$361	$17,267	$4,817	$(1,810)	$(8,364)	$12,284
(a)We adopted the provisions of Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity on December 1, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – General

Description of Business

Carnival Corporation was incorporated in Panama in 1974 and Carnival plc was incorporated in England and Wales in 2000. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this 2025 Annual Report as “Carnival Corporation & plc,” “the company”, “our,” “us” and “we.” The consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries.

We are the largest global cruise company, and among the largest leisure travel companies, with a portfolio of world-class cruise lines – AIDA Cruises, Carnival Cruise Line, Costa Cruises, Cunard, Holland America Line, P&O Cruises, Princess Cruises, and Seabourn.

During 2025, we sunset the P&O Cruises (Australia) brand and folded its Australia operations into Carnival Cruise Line.

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

In December 2025, following a review of the corporate structure, the Boards of Directors of Carnival Corporation and Carnival plc recommended unifying the dual listed company under a single corporate entity, Carnival Corporation, listed solely on the New York Stock Exchange, with Carnival plc as its wholly-owned UK subsidiary. Under this plan, Carnival plc shareholders would receive Carnival Corporation shares on a one-for-one basis, and Carnival plc shares and American Depositary Receipts would be de-listed from both the London Stock Exchange and the New York Stock Exchange, respectively. These proposals will be subject to certain conditions, including the approval of shareholders and receipt of regulatory and UK court approvals.

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

For 2024 and 2023, we reclassified certain immaterial amounts within cash flows from operating and financing activities in the Consolidated Statements of Cash Flows to conform to the current year presentation.

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

As of November 30, 2025, we have estimated our ships’ useful lives at 30 years and residual values at 15% of our original ship cost. Our ships’ useful life and residual value estimates take into consideration the estimated weighted-average useful lives of the ships’ major component systems, such as hull, superstructure, main electric, engines and cabins. We also take into consideration the impact of technological changes, historical useful lives of similarly-built ships, long-term cruise and vacation market conditions and regulatory changes, including those related to the impact of greenhouse gases and other emissions on the environment. We determine the residual value of our ships based on our long-term estimates of their resale value at the end of their useful lives to us but before the end of their physical and economic lives to others, historical resale values of our and other cruise ships as well as our expectations of the long-term viability of the secondary cruise ship market.

We review estimated useful lives and residual values of our ships for reasonableness whenever events or circumstances indicate a revision is warranted. In December 2025, we completed such review considering the period over which we expect to operate our ships and our long-term plans. As a result, we determined our ships’ depreciable lives would be extended to 35 years. In connection with the increase in estimated useful life, we reduced our estimated residual value of each ship to be 5% of our original ship cost for LNG powered ships and a range of salvage values under $25 million for all other ships, depending on the class and tonnage of the ship. This revision did not have a material impact on our financial statements and has been applied prospectively beginning December 1, 2025.

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

Derivatives and Other Financial Instruments

We have in the past and may in the future utilize derivative and non-derivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates. We have in the past and may in the future use interest rate swaps primarily to manage our interest rate exposure to achieve a desired proportion of fixed and floating rate debt. Our policy is to not use financial instruments for trading or other speculative purposes.

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

We execute transactions in a number of different currencies. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted using the exchange rate at the balance sheet date, with gains or losses recorded in other income or other expense, unless such monetary balances have been designated as hedges of net investments in our foreign entities. The net gains or losses resulting from foreign currency transactions were not material in 2025, 2024 and 2023. In addition, the unrealized gains or losses on our long-term intercompany receivables and payables which are denominated in a non-functional currency and which are not expected to be repaid in the foreseeable future are recorded as foreign currency translation adjustments included as a component of AOCI.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related expenses of these services are included in prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in transportation expenses at the time of revenue recognition. We had prepaid air and other transportation expenses of $233 million and $219 million as of November 30, 2025 and 2024. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related expenses are included in onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the commencement of the voyage. We also offer our guests the advance purchase of onboard and other services. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $7.2 billion and $6.8 billion as of November 30, 2025 and 2024. During 2025 and 2024, we recognized revenues of $6.1 billion and $5.5 billion related to our customer deposits as of November 30, 2024 and 2023. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within prepaid expenses and other and subsequently recognize these amounts as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $363 million and $336 million as of November 30, 2025 and 2024.

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

Selling and Administrative Expenses

Selling expenses include a broad range of advertising, marketing and promotional expenses. Advertising is charged to expense as incurred, except for media production costs, which are expensed upon the first airing of the advertisement. Selling expenses totaled $972 million in 2025, $925 million in 2024 and $851 million in 2023. Administrative expenses represent the costs of our shoreside support, reservations and other administrative functions, and include salaries and related benefits, professional fees and building occupancy costs, which are typically expensed as incurred.

Share-Based Compensation

We recognize compensation expense for share-based compensation awards using the fair value method. For time-based share awards, we recognize compensation cost ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if earlier than the vesting period. For performance-based share awards, we recognize compensation cost ratably using the straight-line attribution method over the expected vesting period based on our estimate of performance conditions. If all or a portion of the performance condition is not expected to be met, the appropriate amount of previously recognized compensation expense is reversed and future compensation expense is adjusted accordingly. In addition, performance-based share awards for which the accounting grant date is not established at the time of the award are remeasured at the end of each reporting period. For market-based share awards, we recognize compensation cost ratably using the straight-line attribution method over the expected vesting period. Compensation expense will be recognized, even if the target market-based conditions are not expected to be met. We account for forfeitures as they occur.

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

Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance, Segment Reporting - Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ measure of profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted this guidance retrospectively as of November 30, 2025. Refer to Note 12 - “Segment Information”.

In December 2023, the FASB issued guidance, Income Taxes - Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is required to be adopted by us in 2026. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In November 2024, the FASB issued guidance, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Disaggregation of Income Statement Expenses. This guidance requires annual and interim disclosure of disaggregated information for certain costs and expenses. This guidance is required to be adopted by us in 2028. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In July 2025, the FASB issued guidance, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Revenue from Contracts with Customers. This guidance is required to be adopted by us in 2027. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In September 2025, the FASB issued guidance, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to software development stages. Entities will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable the project will be completed and the software will be used as intended. This guidance is required to be adopted by us in 2029. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

NOTE 3 – Property and Equipment

	November 30,
(in millions)	2025	2024
Ships and ship improvements	$61,683	$58,649
Ships under construction	464	535
Other property and equipment	5,315	4,705
Total property and equipment	67,462	63,889
Less accumulated depreciation	(23,968)	(22,094)
	$43,494	$41,795

Capitalized interest amounted to $75 million in 2025, $61 million in 2024 and $64 million in 2023.

Sales of Ships

During 2025, we completed the sales of one North America segment ship and one Europe segment ship, which represents a passenger-capacity reduction of 460 berths for our North America segment and 2,700 berths for our Europe segment. We will continue to operate the North America segment ship through May 2026 and the Europe segment ship through September 2026 under bareboat charter agreements.

NOTE 4 – Equity Method Investments

At November 30, 2025 and 2024, we had a 33% and 49% noncontrolling interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility. As of November 30, 2025, our investment in Grand Bahama was $27 million, consisting of $16 million in equity and a loan of $10 million. As of November 30, 2024, our investment in Grand Bahama was $45 million, consisting of $28 million in equity and a loan of $18 million. Grand Bahama provided an immaterial amount of services to us in 2025, 2024 and 2023.

At November 30, 2025 and 2024, we had a 33% and 50% noncontrolling interest in Floating Docks S. de RL. (“Floating Docks”), our joint venture with the other shareholders of Grand Bahama, which will construct two floating drydocks. The first was delivered in June 2025 and the second is expected to be delivered in early 2026. As of November 30, 2025 and 2024 our investment in Floating Docks was $130 million and $81 million. We have provided payment guarantees on behalf of Floating Docks. As of November 30, 2025 and 2024, the amounts outstanding under these guarantees were immaterial.

In June 2025, we sold one-third of our interest in Grand Bahama and Floating Docks. The sale did not have a material impact to our consolidated financial statements and the proceeds are included in other within investing activities in our Consolidated Statements of Cash Flows.

We have a 45% noncontrolling interest in the White Pass & Yukon Route (“White Pass”) that includes port, railroad and retail operations in Skagway, Alaska. White Pass provided an immaterial amount of services to us in 2025, 2024 and 2023. As of November 30, 2025, our investment in White Pass was $64 million, consisting of $32 million in equity and a loan of $32 million. As of November 30, 2024, our investment in White Pass was $58 million, consisting of $26 million in equity and a loan of $32 million.

Our proportionate interest in the results of our equity method investments are not material.

NOTE 5 – Debt

			November 30,
(in millions)	Maturity	Rate (a)	2025	2024
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.88%	$192	$192
Notes	Aug 2028	4.00%	2,406	2,406
Notes	Aug 2029	7.00%	500	500
Loans
Floating rate (b)	Aug 2027 - Oct 2028	SOFR + 2.00% (c)	—	2,449
Total Secured Subsidiary Guaranteed			3,098	5,547
Senior Priority Subsidiary Guaranteed
Notes (b)	May 2028	10.38%	—	2,030
Unsecured Subsidiary Guaranteed
Notes
Notes (b)	Mar 2026	7.63%	—	1,351
Notes (b)	Mar 2027	5.75%	—	2,722
Convertible Notes	Dec 2025 (d)	5.75%	1,131	1,131
Notes (b)	May 2029	6.00%	—	2,000
Notes	May 2029	5.13%	1,250	—
EUR Notes	Jan 2030	5.75%	580	528
Notes	Mar 2030	5.75%	1,000	—
Notes (b)	Jun 2030	10.50%	—	1,000
Notes	Jun 2031	5.88%	1,000	—
EUR Notes	Jul 2031	4.13%	1,160	—
Notes	Aug 2032	5.75%	3,000	—
Notes	Feb 2033	6.13%	2,000	—
Loans
EUR floating rate (e)	Apr 2025	EURIBOR + 3.25%	—	211
Floating rate	Aug 2027 - Nov 2027	SOFR + 1.13 - 1.38%	900	—
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (f)	446	514
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	1,983	2,370
EUR floating rate	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	2,461	2,590
EUR fixed rate	Feb 2031 - Sep 2037	1.05 - 4.00%	6,132	5,386
Total Unsecured Subsidiary Guaranteed			23,042	19,803
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
EUR Notes	Oct 2029	1.00%	696	633
Loans
EUR floating rate (e)	Apr 2029	EURIBOR + 1.95%	348	—
Total Unsecured (No Subsidiary Guarantee)			1,244	833
Total Debt			27,383	28,213
Less: unamortized debt issuance costs and discounts			(744)	(738)

Total Debt, net of unamortized debt issuance costs and discounts	26,640	27,475
Less: current portion of long-term debt	(2,603)	(1,538)
Long-Term Debt	$24,037	$25,936

(a)The reference rates, together with any applicable credit adjustment spread, for all of our floating rate debt have a 0.00% floor.
(b)See “Debt Prepayments” below.
(c)As part of the repricing of our senior secured term loans, we amended the loans’ margin from 2.75% to 2.00%. See “Repricing of Senior Secured Term Loans” below.
(d)See “Convertible Notes” below.
(e)During 2025, the euro floating rate loan agreement was amended to increase the principal amount by $112 million, extend its maturity from April 2025 to April 2029, amend the loan’s margin from 3.25% to 1.95% and remove the subsidiary guarantee.
(f)Includes applicable credit adjustment spread.

As of November 30, 2025, all of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the $1.8 billion of export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt.

As of November 30, 2025, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
2026 (a)	$2,615
2027	2,518
2028	3,962
2029	4,133
2030	2,886
Thereafter	11,268
Total	$27,383

(a)Includes $1.1 billion of our 5.75% convertible senior notes due 2027 (“2027 Convertible Notes”) which were settled in December 2025. See “Convertible Notes” below.

Revolving Facility

During 2025, Carnival Corporation and Carnival plc entered into a $4.5 billion unsecured multi-currency revolving credit facility (“Revolving Facility”). The Revolving Facility replaced the $1.9 billion, €0.9 billion and £0.1 billion multi-currency revolving credit facility of Carnival Holdings (Bermuda) II Limited, a subsidiary of Carnival Corporation. The Revolving Facility contains an accordion feature, allowing up to $1.0 billion of additional revolving commitments. We may borrow or utilize available amounts under the Revolving Facility through its maturity in June 2030, subject to the satisfaction of the conditions in the facility.

Borrowings under the Revolving Facility bear interest at a rate of term SOFR, EURIBOR, or daily compounding SONIA, as applicable, plus a margin based on the credit ratings of Carnival Corporation. In addition, we are required to pay certain fees on the aggregate commitments under the Revolving Facility.

As of November 30, 2025, we had $4.5 billion available for borrowing under the Revolving Facility.

Notes and Term Loans

Repricing of Senior Secured Term Loans

During 2025, we entered into amendments to reprice the outstanding principal amounts of our first-priority senior secured term loan facility maturing in 2027 and our first-priority senior secured term loan facility maturing in 2028 (“Repriced Loans”), which were included within the total Secured Subsidiary Guaranteed Loans balance in the debt table above. During 2025, the Repriced Loans were prepaid.

Issuances and Borrowings

During 2025, we issued the following senior unsecured notes:
•$1.3 billion of 5.13% senior unsecured notes due 2029
•$1.0 billion of 5.75% senior unsecured notes due 2030
•$1.0 billion of 5.88% senior unsecured notes due 2031
•$1.2 billion of 4.13% senior unsecured euro notes due 2031
•$3.0 billion of 5.75% senior unsecured notes due 2032
•$2.0 billion of 6.13% senior unsecured notes due 2033
Additionally, we borrowed the following under unsecured term loan facilities maturing in 2027:
•$0.4 billion bearing interest at a rate per annum equal to SOFR plus 1.13%
•$0.3 billion bearing interest at a rate per annum equal to SOFR plus 1.25%
•$0.3 billion bearing interest at a rate per annum equal to SOFR plus 1.38%

Prepayments

During 2025, we used proceeds from debt issuances and borrowings, together with cash on hand, to prepay the following debt instruments:
•7.63% senior unsecured notes due 2026
•5.75% senior unsecured notes due 2027
•First-priority senior secured term loan facilities maturing in 2027 and 2028
•10.38% senior priority notes due 2028
•6.00% senior unsecured notes due 2029
•10.50% senior unsecured notes due 2030

The aggregate amount of these prepayments was $11.6 billion.

Debt Extinguishment and Modification Costs

During 2025, we recognized a total of $409 million of debt extinguishment and modification costs, including $271 million of premium paid on redemption, within our Consolidated Statements of Income (Loss) as a result of the above transactions.

Export Credit Facility Borrowings

During 2025, we borrowed $0.8 billion under export credit facilities due in semi-annual installments through 2037. As of November 30, 2025, we had $7.8 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of November 30, 2025, the net book value of our ships subject to negative pledges was $19.3 billion.

Convertible Notes

In September 2025, we issued a notice of redemption of the outstanding principal amount of the 2027 Convertible Notes at a redemption price equal to 100% of the principal amount, plus accrued interest, up until the redemption date of December 5, 2025. As a result of the redemption notice, the 2027 Convertible Notes became convertible at the option of the holder through December 3, 2025. We elected to settle any conversions through a combination settlement. Substantially all holders of the $1.1 billion principal amount of the 2027 Convertible Notes elected to convert their notes, resulting in the issuance of 69.1 million shares of Carnival Corporation common stock and a cash payment of $500 million.

The net carrying value of our convertible notes was as follows:

	November 30,
(in millions)	2025	2024
Principal	$1,131	$1,131
Less: Unamortized debt discount and debt issue costs	(13)	(19)
	$1,118	$1,112

The interest expense recognized related to our convertible notes was as follows:

	November 30,
(in millions)	2025	2024	2023
Contractual interest expense	$65	$86	$91
Amortization of debt discount and debt issue costs	6	8	9
	$71	$94	$100

As of November 30, 2025, the if-converted value above par was $1.0 billion on 84.5 million available shares for the 2027 Convertible Notes.

Collateral Pool

As of November 30, 2025, the net book value of our ships and ship improvements, excluding ships under construction, is $40.6 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.4 billion, including $20.8 billion related to ships and certain assets related to those ships as of November 30, 2025) and certain other assets.

Covenant Compliance

As of November 30, 2025, the most restrictive covenants for our Revolving Facility, unsecured loans and export credit facilities include the following:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) at a ratio of not less than 2.5 to 1.0 for the November 30, 2025 testing date, and at a ratio of not less than 3.0 to 1.0 for the February 28, 2026 testing date onwards
•Maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%
•Maintain minimum liquidity of $1.5 billion
•Limit the amounts of our secured assets as well as secured and other indebtedness

At November 30, 2025, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt could become due, and our debt could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We appealed. On October 22, 2024, the Court of Appeals for the 11th Circuit reversed the District Court’s judgment against us. On March 6, 2025, Havana Docks filed a petition for certiorari with the Supreme Court of the United States and we responded. On October 3, 2025, the Supreme Court accepted review of the case. Briefing on the merits is underway. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

As of November 30, 2025, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs have appealed the ruling. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of November 30, 2025 and 2024, we were not required to maintain any reserve funds or compensating deposits.

NOTE 7 – Ship Commitments

As of November 30, 2025, our new ship growth capital commitments were $0.5 billion, $1.6 billion, $1.5 billion, $1.8 billion, $1.7 billion and $4.8 billion for the years ending November 30, 2026, 2027, 2028, 2029, 2030 and thereafter.

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

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. in respect of each category of shipping income for which an exemption is being claimed under Section 883 (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded corporation stock ownership test (the “publicly-traded test”). Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and that Carnival Corporation currently satisfies the publicly-traded test under the regulations. Accordingly, for fiscal 2025, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profit taxes.

Regulations under Section 883 list certain activities that the Internal Revenue Service does not consider to be incidental to the international operation of ships and, therefore, the income attributable to such activities, to the extent such income is U.S. sourced, does not qualify for the Section 883 exemption. Among the activities identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

We believe that the U.S. sourced transportation income earned by Carnival plc and its subsidiaries qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

Carnival Corporation, Carnival plc and certain subsidiaries are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their subsidiaries.

UK Income Tax

Cunard and P&O Cruises are divisions of Carnival plc and have elected to enter the UK tonnage tax regime under a rolling eight-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

Italian and German Income Tax

In December 2024, the European Commission formally approved the Italian tonnage tax rules for 10 years. In 2025, AIDA and Costa elected to remain in the Italian tonnage tax regime through 2034. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

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

Carnival plc and its subsidiaries became subject to these rules beginning in fiscal 2025 and Carnival Corporation and its subsidiaries will be subject to the rules beginning in fiscal 2026. Carnival plc and its subsidiaries are eligible for the international shipping income exclusion based on their current structure. Effective December 1, 2025, Carnival Corporation and certain of its subsidiaries aligned into a single tax jurisdiction with Carnival plc. As a result, we do not believe the application of these rules will have a material impact on our consolidated financial statements. We will continue to monitor the development of the OECD’s rules and evaluate the impact on our business.

Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

NOTE 9 – Shareholders’ Equity

Carnival Corporation’s Articles of Incorporation authorize its Boards of Directors, at its discretion, to issue up to 40.0 million shares of preferred stock. At November 30, 2025 and 2024, no Carnival Corporation preferred stock or Carnival plc preference shares had been issued.

Accumulated Other Comprehensive Income (Loss)

	November 30,
(in millions)	2025	2024	2023
Cumulative foreign currency translation adjustments, net	$(1,818)	$(1,955)	$(1,952)
Unrecognized pension expenses	(44)	(45)	(34)
Net gains on cash flow derivative hedges and other	52	26	48
	$(1,810)	$(1,975)	$(1,939)

During 2025, 2024 and 2023, we had an immaterial amount of unrecognized pension expenses that were reclassified out of accumulated other comprehensive loss and were included within payroll and related expenses and selling and administrative expenses.

Dividends

In December 2025, the Boards of Directors approved the reinstatement of the company’s quarterly dividend and declared an initial $0.15 per share dividend with a record date of February 13, 2026 and a payment date of February 27, 2026.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	November 30, 2025				November 30, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$23,229	$—	$24,167	$—	$22,449	$—	$23,241	$—
Floating rate debt (a)	4,154	—	4,142	—	5,764	—	5,685	—
Total	$27,383	$—	$28,308	$—	$28,213	$—	$28,927	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

Cash equivalents consisting of money market funds and cash investments with original maturities of less than 90 days were $1.4 billion and $0.4 billion as of November 30, 2025 and November 30, 2024. These cash equivalents are considered Level 1 instruments.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trademarks

As of July 31, 2025, we performed our annual impairment reviews and determined there was no impairment for goodwill or trademarks.

As of November 30, 2025 and November 30, 2024, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
At November 30, 2023	$927	$237	$1,164
Exchange movements	—	(4)	(4)
At November 30, 2024	927	234	1,161
Exchange movements	—	15	15
At November 30, 2025	$927	$249	$1,176

Impairment of Ships

We review our ships for impairment whenever events or circumstances indicate that the carrying value of a ship may not be recoverable. No ship impairments were recognized in 2025, 2024 and 2023.

Derivative Instruments and Hedging Activities

As of November 30, 2025, we had no remaining interest rate swaps. We previously had interest rate swaps whereby we received floating interest rate payments in exchange for making fixed interest rate payments. These derivatives were considered Level 2 instruments. The SOFR-based interest rate swap agreements effectively changed $1.0 billion of SOFR-based floating rate debt to fixed rate debt, were designated as cash flow hedges and were terminated in July 2025. The fair value of these derivatives, as of November 30, 2024 and the associated gains and losses recognized in other comprehensive income (loss) and in net income (loss) in 2025, 2024 and 2023 were not material.

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

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At November 30, 2025, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency brands. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than our cruise brands’ functional currency will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise brands are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

We also monitor the creditworthiness of travel agencies, tour operators and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in certain European countries where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

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

NOTE 11 – Leases

The components of expense were as follows:

	November 30,
(in millions)	2025	2024	2023
Operating lease expense	$233	$215	$213
Variable lease expense (a)	$209	$211	$116

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

During 2025, 2024 and 2023, the cash outflow for leases was materially consistent with the lease expense recognized and short-term lease costs were not material for the periods presented.

Right-of-use assets obtained in exchange for new and amended operating lease liabilities was $103 million in 2025, $247 million in 2024 and $108 million in 2023.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	November 30, 2025	November 30, 2024
Weighted average remaining lease term - operating leases (in years)	11	12
Weighted average discount rate - operating leases	5.4%	5.9%

As of November 30, 2025, maturities of operating lease liabilities were as follows:

(in millions) Year
2026	$233
2027	227
2028	212
2029	167
2030	133
Thereafter	843
Total lease payments	1,816
Less: Present value discount	(463)
Present value of lease liabilities	$1,353

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

NOTE 12 – Segment Information

The chief operating decision maker, who is the Chief Executive Officer of Carnival Corporation and Carnival plc, assesses performance and makes decisions to allocate resources based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other qualitative characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) North America cruise operations (“North America”), (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.

Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

Our CODM uses adjusted operating income (loss) in assessing segment performance and determining how to allocate resources. This metric is used to review segment operating trends and monitor variances against the plan and prior year results. Resource allocation primarily occurs during the annual capital appropriation process.

The below tables include our calculation of adjusted operating income (loss), our significant segment expenses, and a reconciliation of adjusted operating income (loss) to net income (loss) before income taxes:

	As of and for the year ended November 30, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$17,604	$8,467	$309		$241	$26,622
Cruise and tour operating expenses:
Commissions, transportation and other	2,104	1,326	(99)	(e)	—
Onboard and other	2,215	549	52		—
Payroll and related	1,438	1,001	149		—
Fuel	1,207	600	2		—
Food	1,065	432	2		—
Adjusted other operating (a)(b)	2,561	1,171	105		177
Total adjusted cruise and tour operating expenses	10,591	5,078	211		177	16,057
Adjusted selling and administrative expense (c)(d)	1,962	1,034	365		17	3,378
Depreciation and amortization expense	1,818	746	200		26	2,790
Adjusted Operating Income (Loss)	3,233	1,610	(468)		22	4,396
Gains on ship sales and impairments						110
Restructuring expenses						(13)
Other						(10)
Interest income						51
Interest expense, net of capitalized interest						(1,349)
Debt extinguishment and modification costs						(409)
Other income (expense), net						(4)
Income (Loss) Before Income Taxes						$2,772

Capital Expenditures	$2,367	$557	$647		$41	$3,611
Total Assets	$31,400	$16,030	$3,836		$421	$51,687

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gains on ship sales and impairments.
(c)Excludes restructuring expenses.
(d)Excludes certain other gains and losses that are not part of our core operating business.
(e)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	As of and for the year ended November 30, 2024
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$16,802	$7,710	$255		$255	$25,021
Cruise and tour operating expenses:
Commissions, transportation and other	2,072	1,245	(86)	(d)	—
Onboard and other	2,151	479	48		—
Payroll and related	1,419	924	121		—
Fuel	1,371	634	2		—
Food	1,051	406	1		—
Adjusted other operating (a)(b)	2,531	1,047	69		193
Total adjusted cruise and tour operating expenses	10,594	4,734	156		193	15,677
Adjusted selling and administrative expense (c)	1,938	953	320		19	3,231
Depreciation and amortization expense	1,664	676	193		24	2,557
Adjusted Operating Income (Loss)	2,605	1,347	(414)		18	3,556
Gains on ship sales and impairments						39
Restructuring expenses						(21)
Interest income						93
Interest expense, net of capitalized interest						(1,755)
Debt extinguishment and modification costs						(79)
Other income (expense), net						83
Income (Loss) Before Income Taxes						$1,915

Capital Expenditures	$3,943	$270	$382		$32	$4,626
Total Assets	$30,892	$15,042	$2,732		$390	$49,057
(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gains on ship sales and impairments.
(c)Excludes restructuring expenses.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	As of and for the year ended November 30, 2023
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$14,588	$6,535	$206		$265	$21,593
Cruise and tour operating expenses:
Commissions, transportation and other	1,773	1,059	(71)	(d)	—
Onboard and other	1,919	411	45		—
Payroll and related	1,350	923	99		—
Fuel	1,397	648	2		—
Food	955	380	—		—
Adjusted other operating (a)(b)	2,233	1,024	52		205
Total adjusted cruise and tour operating expenses	9,628	4,445	127		205	14,405
Adjusted selling and administrative expense (c)	1,753	865	286		27	2,931
Depreciation and amortization expense	1,495	668	184		23	2,370
Adjusted Operating Income (Loss)	1,712	556	(392)		11	1,887
Gains on ship sales and impairments						88
Restructuring expenses						(19)
Interest income						233
Interest expense, net of capitalized interest						(2,066)
Debt extinguishment and modification costs						(111)
Other income (expense), net						(75)
Income (Loss) Before Income Taxes						$(62)

Capital Expenditures	$1,932	$1,161	$179		$12	$3,284
Total Assets	$28,547	$16,524	$3,667		$382	$49,120
(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gains on ship sales and impairments.
(c)Excludes restructuring expenses.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

Revenue by country, which are based on where our guests are sourced, were as follows:

	Years Ended November 30,
(in millions)	2025	2024	2023
United States	$14,847	$14,061	$12,253
Germany	3,348	3,063	2,651
United Kingdom	3,054	2,740	2,284
Other (a)	5,374	5,157	4,406
	$26,622	$25,021	$21,593

(a)No other individual country’s revenue exceeded 10% for the years ended November 30, 2025, 2024 and 2023.

Substantially all of our long-lived assets consist of our ships and move between geographic areas.

NOTE 13 – Compensation Plans and Post-Employment Benefits

Equity Plans

We issue our share-based compensation awards, which at November 30, 2025 included time-based share awards (restricted stock awards and restricted stock units) and performance-based share awards (restricted stock units) (collectively “equity awards”), under the Carnival Corporation and Carnival plc stock plans. Equity awards are principally granted to management level employees and members of our Boards of Directors. The plans are administered by the Compensation Committees which are made up of independent directors who determine which employees are eligible to participate, the monetary value or number of shares for which equity awards are to be granted and the amounts that may be exercised or sold within a specified term. We had an aggregate of 22.7 million shares available for future grant at November 30, 2025. We fulfill our equity award obligations using shares purchased in the open market or with unissued or treasury shares. Our equity awards generally vest over a three-year period, subject to earlier vesting under certain conditions.

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at November 30, 2024	11,922,246	$12.48
Granted	6,025,742	$17.76
Vested	(4,295,161)	$13.89
Forfeited	(1,088,724)	$14.38
Outstanding at November 30, 2025	12,564,103	$14.37

As of November 30, 2025, there was $157 million of total unrecognized compensation cost related to equity awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

	UK Plan (a)		All Other Plans
(in millions)	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation as of December 1	$159	$181	$250	$226
Past service cost	1	1	20	18
Interest cost	8	8	12	12
Benefits paid	(6)	(7)	(19)	(17)
Actuarial (gain) loss on plans’ liabilities	(9)	(3)	(4)	12
Plan amendments	—	—	1	—
Plan curtailments, settlements and other	—	—	(1)	(1)
Administrative expenses	(1)	(1)	—	—
Exchange movements and other	7	(21)	—	—
Projected benefit obligation as of November 30	158	159	259	250

Change in plan assets:
Fair value of plan assets as of December 1	168	196	8	9
Return (loss) on plans’ assets	(5)	4	—	1
Employer contributions	—	—	19	17
Benefits paid	(6)	(7)	(19)	(17)
Plan settlements	—	—	(1)	(1)
Administrative expenses	(1)	(1)	—	—
Exchange movements and other	7	(25)	—	—
Fair value of plan assets as of November 30	163	168	8	8
Funded status as of November 30	$5	$9	$(251)	$(242)

(a)The P&O Princess Cruises (UK) Pension Scheme (“UK Plan”).

The amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
(in millions)	2025	2024	2025	2024
Other assets	$5	$9	$—	$—
Accrued liabilities and other	$—	$—	$30	$32
Other long-term liabilities	$—	$—	$221	$210

The accumulated benefit obligation for all defined benefit pension plans was $252 million and $244 million at November 30, 2025 and 2024.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

	November 30,
(in millions)	2025	2024
Projected benefit obligation	$259	$250
Accumulated benefit obligation	$252	$244
Fair value of plan assets	$8	$8

The net periodic pension cost recognized in the Consolidated Statements of Income (Loss) were as follows:

	UK Plan			All Other Plans
	November 30,			November 30,
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$1	$1	$1	$20	$18	$18
Interest cost	8	8	8	12	12	11
Expected return on plan assets	(10)	(9)	(8)	—	—	—
Amortization of net loss (gain)	2	2	—	—	—	—
Settlement loss recognized	—	—	—	—	—	1
Net periodic pension cost (income)	$2	$2	$1	$33	$31	$30

The components of net periodic pension cost other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income (Loss).

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	UK Plan		All Other Plans
	2025	2024	2025	2024
Discount rate	5.5%	5.2%	5.1%	5.2%
Rate of compensation increase	2.7%	2.9%	3.0%	3.0%

Weighted average assumptions used to determine net pension income are as follows:

	UK Plan			All Other Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.2%	5.2%	4.3%	5.2%	5.6%	5.4%
Expected return on assets	5.7%	5.6%	4.3%	3.8%	6.0%	3.5%
Rate of compensation increase	2.9%	2.9%	2.9%	3.0%	3.0%	3.0%

The discount rate used to determine the UK Plan’s projected benefit obligation was determined as the single equivalent rate based on applying a yield curve determined from AA credit rated bonds at the balance sheet date to the cash flows making up the pension plan’s obligations. The discount rate used to determine the UK Plan’s future net periodic pension cost was determined as the equivalent rate based on applying each individual spot rate from a yield curve determined from AA credit rated bonds at the balance sheet date for each year’s cash flow. The UK Plan’s expected long-term return on plan assets is consistent with the long-term investment return target provided to the UK Plan’s fiduciary manager (UK government fixed interest bonds (gilts)) plus 1.5% and was 5.1% per annum as of November 30, 2025.

Amounts recognized in AOCI are as follows:

	UK Plan		All Other Plans
	November 30,		November 30,
	2025	2024	2025	2024
Actuarial losses (gains) recognized in the current year	$5	$2	$(4)	$12
Amortization and settlements included in net periodic pension cost	$(2)	$(2)	$(1)	$(1)

We anticipate making contributions of $30 million to the plans during 2026. Estimated future benefit payments to be made during each of the next five fiscal years and in the aggregate during the succeeding five fiscal years are as follows:

(in millions)	UK Plan	All Other Plans
2026	$8	$31
2027	8	25
2028	8	28
2029	9	27
2030	9	28
2031-2035	53	153
	$95	$293

Our investment strategy for our pension plan assets is to maintain a diversified portfolio of asset classes to produce a sufficient level of diversification and investment return over the long term. The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers and procedures to monitor overall investment performance, as well as investment manager performance. As of November 30, 2025 and 2024, the All Other Plans were unfunded.

The fair values of the plan assets of the UK Plan by investment class are as follows:

	November 30,
	2025	2024
Equities	$12	$11
UK government fixed interest bonds (gilts)	151	157
	$163	$168

Multiemployer Defined Benefit Pension Plans

We participate in two multiemployer defined benefit pension plans in the UK, the British Merchant Navy Officers Pension Fund (registration number 10005645) (“MNOPF”), which is divided into two sections, the “Old Section” and the “New Section,” and the British Merchant Navy Ratings Pension Fund (registration number 10005646) (“MNRPF”). Collectively, we refer to these as “the multiemployer plans.” The multiemployer plans are maintained for the benefit of the employees of the participating employers who make contributions to the plans. The risks of participating in these multiemployer plans are different from single-employer plans, including:

•Contributions made by employers, including us, may be used to provide benefits to employees of other participating employers
•If any of the participating employers were to withdraw from the multiemployer plans or fail to make their required contributions, any unfunded obligations would be the responsibility of the remaining participating employers

We are contractually obligated to make all required contributions as determined by the plans’ trustees. All of our multiemployer plans are closed to new membership and future benefit accrual.

The MNOPF Old Section is fully funded and covered by a third-party insurer, with no further funding obligations.

We expense our portion of the MNOPF New Section deficit as amounts are invoiced by, and become due and payable to, the trustees. Based on the final triennial valuation as of March 31, 2024 of the MNOPF New Section, it was determined that this plan was 99% funded. In 2025, 2024 and 2023, our contributions to the MNOPF New Section did not exceed 5% of total contributions to the fund.

We accrue and expense our portion of the MNRPF deficit based on our estimated probable obligation from the most recent actuarial review. Based on the most recent triennial valuation at March 31, 2023 of the MNRPF, it was determined that this plan was 85% funded. Our share of the deficit of $3 million was paid in 2024. In 2025, 2024 and 2023, our contributions to the MNRPF did not exceed 5% of total contributions to the fund.

Total expense (benefit) for the multiemployer plans was $2 million in 2025, $(19) million in 2024 and $1 million in 2023.

Defined Contribution Plans

We have several defined contribution plans available to most of our employees. We contribute to these plans based on employee contributions, salary levels and length of service. Total expense for these plans was $54 million in 2025, $47 million in 2024 and $48 million in 2023.

NOTE 14 – Earnings Per Share

	Years Ended November 30,
(in millions, except per share data)	2025	2024	2023
Net income (loss)	$2,760	$1,916	$(74)
Interest expense on dilutive Convertible Notes	71	94	—
Net income (loss) for diluted earnings per share	$2,831	$2,009	$(74)

Weighted-average shares outstanding	1,312	1,274	1,262
Dilutive effect of equity awards	5	5	—
Dilutive effect of Convertible Notes	84	119	—
Diluted weighted-average shares outstanding	1,402	1,398	1,262

Basic earnings per share	$2.10	$1.50	$(0.06)
Diluted earnings per share	$2.02	$1.44	$(0.06)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	November 30,
(in millions)	2025	2024	2023
Equity awards	—	—	4
Convertible Notes	—	—	130
Total antidilutive securities	—	—	134

NOTE 15 – Supplemental Cash Flow Information

	November 30,
(in millions)	2025	2024	2023
Cash and cash equivalents (Consolidated Balance Sheets)	$1,928	$1,210	$2,415
Restricted cash (included in prepaid expenses and other and other assets)	30	21	21
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,958	$1,231	$2,436

Cash paid for interest, net of capitalized interest, was $1.2 billion in 2025, $1.6 billion in 2024 and $2.0 billion in 2023. Cash benefit received (paid) for income taxes, net was not material in 2025, 2024 and 2023. Non-cash purchases of property and equipment included in accrued liabilities and other were $417 million in 2025, $392 million in 2024 and $307 million in 2023.

For the years ended November 30, 2025, 2024 and 2023, we did not have borrowings or repayments of commercial paper with original maturities greater than three months.

In 2025, emission allowances and obligations of $48 million were surrendered and derecognized based on the first-in, first out method, and were non-cash activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Shareholders of Carnival Corporation and Carnival plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carnival Corporation & plc (comprising Carnival Corporation and Carnival plc and their respective subsidiaries, the “Company”) as of November 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows, for each of the two years in the period ended November 30, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Debt – Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

As of November 30, 2025, the Company had current debt of $2.6 billion, long-term debt of $24.0 billion, and recorded debt extinguishment and modification costs of $409 million. Debt is recorded at initial fair value, which normally reflects the proceeds received by the Company, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the debt. Debt issuance costs related to a recognized debt liability are presented as a direct deduction of the carrying amount of that debt, consistent with debt discounts. Debt issuance costs related to the Company’s revolving facility and export credit facilities not yet drawn are deferred and recorded as an asset. Debt issuance costs paid to lenders related to a recognized debt liability are netted against the proceeds from the related debt while debt issuance costs paid to third parties, or related to undrawn credit facilities, are presented separately within financing activities. Debt instruments are also evaluated by the Company for the existence of features that must be separated and accounted for as a derivative. During the year ended November 30, 2025, the Company entered into various debt transactions that involved issuance of new debt, modification and extinguishment of existing debt, and refinancing of existing syndicated debt.

We identified the accounting for debt and the related debt transactions, as a critical audit matter because of the complexity involved in (i) evaluating the accounting for the refinanced debt including whether such refinancing transactions resulted in a debt modification or extinguishment and the associated impact on debt issuance costs, including the recognition of debt extinguishment and modification costs, (ii) evaluating the appropriate statement of cash flow presentation for a debt transaction that involved a syndicated loan with multiple lenders, and (iii) evaluating the existence of and accounting for features embedded in new, amended and refinanced debt agreements that must be separated and accounted for as a derivative. This required an increased extent of effort due to the potential magnitude and complexity of the debt transactions, including the assistance of our professionals with specialized knowledge in the relevant technical accounting guidance required when performing audit procedures to address these matters.

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
◦Evaluating management’s analysis over whether the debt transactions met the conditions to be treated as a debt modification or extinguishment by evaluating their analysis against the relevant technical accounting guidance.

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
◦Utilizing the assistance of our professionals with specialized knowledge in the relevant technical accounting guidance we evaluated the Company’s conclusion regarding the appropriate statement of cash flow presentation.

•We evaluated the conclusions reached by management on their analysis of the terms in the new, amended and refinanced debt agreements to evaluate the existence of features in the new, amended and refinanced debt agreements that must be separated and accounted for as a derivative by:

◦Reading the terms for a selection of debt agreements to evaluate the existence of features in the new, amended and refinanced debt agreements that must be separated and accounted for as a derivative.
◦Evaluating management’s analysis identifying the existence of and accounting for the features in the new, amended and refinanced debt agreements that must be separated and accounted for as a derivative by evaluating their analysis against the relevant technical accounting guidance.

/s/ Deloitte & Touche LLP
Miami, Florida
January 27, 2026

We have served as the Company’s auditor since fiscal 2024.

Report of Independent Registered Public Accounting Firm

To the Boards of Directors and Shareholders of Carnival Corporation and Carnival plc

Opinion on the Financial Statements

We have audited the consolidated statements of income (loss), of comprehensive income (loss), of shareholders’ equity and of cash flows of Carnival Corporation & plc (comprising Carnival Corporation and Carnival plc and their respective subsidiaries, the “Company”) for the year ended November 30, 2023 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended November 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in the consolidated statements of shareholders’ equity, the Company changed the manner in which it accounts for convertible instruments in 2023.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
January 26, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is January 27, 2026

We served as the Company's auditor from 2003 to 2024. Prior to that, we served as Carnival Corporation’s auditor since at least 1986. We were not able to determine the specific year we began serving as auditor of Carnival Corporation.

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

Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2025, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2025 as stated in their report, which is shown in Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

Trading Plans

During the quarter ended November 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2025 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers as of January 27, 2026. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service	Title
Micky Arison	76	54	Chair of the Boards of Directors
David Bernstein	68	27	Chief Financial Officer and Chief Accounting Officer
Bettina Deynes	53	7	Global Chief Human Resources Officer
Lars Ljoen	56	10	Chief Maritime Officer
Enrique Miguez	61	28	General Counsel
Josh Weinstein	51	23	Chief Executive Officer

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

Lars Ljoen has been Chief Maritime Officer since February 2025. He was Chief Operations Officer for Carnival Cruise Line from 2022 to January 2025 and Executive Vice President, Maritime of Carnival Cruise Line from 2018 to 2022.

Enrique Miguez has been General Counsel since 2021. He was Vice President and Deputy General Counsel from 2003 to 2021.

Josh Weinstein has been Chief Executive Officer since 2022. He was Chief Operations Officer from 2020 to 2022, President of Carnival UK from 2017 to 2022 and Treasurer from 2007 to 2017.

Corporate Governance

Our Code of Business Conduct and Ethics applies to all our team members and our Boards of Directors and states our commitment to conduct business ethically, among other things, without the influence of bribes or acts of corruption. We are committed to complying with the laws prohibiting bribery and other corrupt practices that apply everywhere we operate. Additionally, we provide trainings on anti-corruption laws and regulations and how to identify bribery to our team members. This Code of Business Conduct and Ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K regarding any amendments to, or waivers from, provisions of this Code of Business Conduct and Ethics by posting such information on our website, at the addresses specified above.

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2025 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2025 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

    I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2025.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	9.6	(a)	—	24.8	(b)
Equity compensation plans not approved by security holders	—		—	—
	9.6		—	24.8

(a)Represents 9.6 million of restricted share units outstanding under the Carnival Corporation 2020 Stock Plan.
(b)Includes Carnival Corporation common stock available for issuance as of November 30, 2025 as follows: 4.4 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 90,875 subject to purchase during the current purchase period and 20.4 million under the Carnival Corporation 2020 Stock Plan.

    II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2025.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.6	(a)	—	11.3
Equity compensation plans not approved by security holders	—		—	—
	2.6		—	11.3

(a)Represents 2.6 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan and Carnival plc 2024 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2025 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2025 fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)    Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page 44 of this report.

(2)    Financial Statement Schedules

None.

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated November 18, 2025 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20

Material contracts

10.1*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.2*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.3	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.4*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	7/10/20

10.5*	Carnival Corporation 2020 Stock Plan.	10-Q	10.5	7/10/20

10.6*	Amendment of the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	6/28/21

10.7	Indenture dated as of July 26, 2021, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party hereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, relating to the 4.00% First-Priority Senior Secured Notes due 2028.	10-Q	10.3	9/30/21

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.8*	Form of Earnings Recovery Award Agreement for the Carnival Corporation 2020 Stock Plan for Certain Named Executive Officers.	10-Q	10.4	3/28/22

10.9*	Carnival Corporation Fun Ship Nonqualified Savings Plan restated effective January 1, 2022.	10-Q	10.1	6/29/22

10.10*	Special Performance-Based Restricted Stock Unit Agreement for Josh Weinstein under the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	9/30/22

10.11*	Form of 2022 Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.1	3/29/23

10.12*	Form of 2022 Management Incentive Plan-Tied Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	3/29/23

10.13*	Amendment of the 2020 Stock Plan.	10-Q	10.1	6/28/23

10.14*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	6/28/23

10.15*	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.3	6/28/23

10.16	Indenture, dated as of August 8, 2023, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, related to the 7.000% First-Priority Senior Secured Notes due 2029.	10-Q	10.3	9/29/23

10.17	Indenture, dated as of April 25, 2024, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.750% Senior Unsecured Notes due 2030.	10-Q	10.3	6/27/24

10.18*	Carnival Corporation & plc Management Incentive Plan (as amended on April 3, 2024).	10-Q	10.4	6/27/24

10.19*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.5	6/27/24

10.20*	Form of Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.6	6/27/24

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.7	6/27/24

10.22	Indenture, dated as of February 7, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.125% Senior Unsecured Notes due 2033.	10-Q	10.3	3/25/25

10.23	Indenture, dated as of February 28, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.750% Senior Unsecured Notes due 2030.	10-Q	10.4	3/25/25

10.24	Indenture, dated as of May 21, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.875% Senior Unsecured Notes due 2031.	10-Q	10.1	6/26/25

10.25	Form of Non-Employee Director Annual Unrestricted Stock Award Agreement for the Carnival Corporation 2020 Stock Plan.	10-Q	10.2	6/26/25

10.26	Revolving Credit Agreement, dated as of June 13, 2025, among Carnival Corporation, as lead borrower, Carnival plc, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and global coordinator.	10-Q	10.1	9/29/25

10.27	Indenture, dated as of July 7, 2025, among Carnival plc, as issuer, Carnival Corporation, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 4.125% Senior Unsecured Notes due 2031.	10-Q	10.2	9/29/25

10.28	Indenture, dated as of July 16, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.75% Senior Unsecured Notes due 2032.	10-Q	10.3	9/29/25

10.29*	Compensation Protection and Restrictive Covenants Agreement, dated August 6, 2025, between Carnival Corporation and Joshua Weinstein.	10-Q	10.4	9/29/25

10.30*	Form of Compensation Protection and Restrictive Covenants Agreement between Carnival Corporation and each of David Bernstein, Bettina Deynes and Enrique Miguez.	10-Q	10.5	9/29/25

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.31*	Service Agreement, dated September 30, 2025, between Carnival plc and Lars Ljoen.				X

10.32
Indenture, dated as of October 15, 2025, among Carnival Corporation, as issuer, Carnival plc, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.125% Senior Unsecured Notes due 2029.
X

Insider Trading Policies and Procedures
19	Carnival Corporation & plc Securities Trading Policy.	10-K	19	1/27/25

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.				X

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Josh Weinstein, David Bernstein and Enrique Miguez authorizing such persons to sign this 2025 joint Annual Report on Form 10-K and any future amendments on their behalf.
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

Interactive data file

101
The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2025, as filed with the SEC on January 27, 2026 formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the years ended November 30, 2025, 2024 and 2023;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2025, 2024 and 2023;				X
	(iii) the Consolidated Balance Sheets at November 30, 2025 and 2024;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2025, 2024 and 2023;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2025, 2024 and 2023 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

104	The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2025, as filed with the Securities and Exchange Commission on January 27, 2026, formatted in Inline XBRL (included as Exhibit 101)

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
Chief Executive Officer	Chief Executive Officer
January 27, 2026	January 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
Chief Executive Officer and Director	Chief Executive Officer and Director
January 27, 2026	January 27, 2026

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 27, 2026	January 27, 2026

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chair of the Board of	Chair of the Board of
Directors	Directors
January 27, 2026	January 27, 2026

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 27, 2026	January 27, 2026

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 27, 2026	January 27, 2026

/s/*Nelda J. Connors	/s/*Nelda J. Connors
Nelda Connors	Nelda Connors
Director	Director
January 27, 2026	January 27, 2026

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 27, 2026	January 27, 2026

/s/*Jeffrey J. Gearhart	/s/*Jeffrey J. Gearhart
Jeffrey J. Gearhart	Jeffrey J. Gearhart
Director	Director
January 27, 2026	January 27, 2026

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 27, 2026	January 27, 2026

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 27, 2026	January 27, 2026

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 27, 2026	January 27, 2026

/s/*Randall Weisenburger	/s/*Randall Weisenburger
Randall Weisenburger	Randall Weisenburger
Director	Director
January 27, 2026	January 27, 2026

*By: /s/ Enrique Miguez	*By: /s/ Enrique Miguez
Enrique Miguez	Enrique Miguez
(Attorney-in-fact)	(Attorney-in-fact)
January 27, 2026	January 27, 2026