Form 10-Q
period 2026-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2026-03-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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

At March 19, 2026, Carnival Corporation had outstanding 1,239,000,212 shares of Common Stock, $0.01 par value.
At March 19, 2026, Carnival plc had outstanding 189,015,637 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 1,239,000,212 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2026	2025
Passenger ticket	$4,023	$3,832
Onboard and other	2,142	1,978
Total Revenues	6,165	5,810
Cruise and tour operating expenses:
Commissions, transportation and other	872	850
Onboard and other	618	599
Payroll and related	684	640
Fuel	397	465
Food	382	354
Other operating	986	858
Total Cruise and tour operating expenses	3,939	3,766
Selling and administrative expense	924	848
Depreciation and amortization expense	696	654
Operating Income	607	543
Interest income	12	7
Interest expense, net of capitalized interest	(291)	(377)
Debt extinguishment and modification costs	—	(252)
Other income (expense), net	(47)	12
Income (Loss) Before Income Taxes	280	(68)
Income tax expense, net	(17)	(7)
Net Income (Loss)	263	(75)
Less: net income attributable to noncontrolling interest	4	4
Net Income (Loss) attributable to Carnival Corporation & plc	$258	$(78)
Earnings Per Share
Basic	$0.19	$(0.06)
Diluted	$0.19	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2026	2025
Net Income (Loss)	$263	$(75)
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	73	(12)
Other	(1)	1
Other Comprehensive Income (Loss)	72	(12)
Total Comprehensive Income (Loss)	335	(86)
Less: comprehensive income attributable to noncontrolling interest	4	4
Comprehensive Income (Loss) attributable to Carnival Corporation & plc	$331	$(90)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2026	November 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,424	$1,928
Trade and other receivables, net	663	678
Inventories	510	505
Prepaid expenses and other	1,120	1,108
Total current assets	3,716	4,219
Property and Equipment, Net	43,700	43,494
Operating Lease Right-of-Use Assets, Net	1,295	1,328
Goodwill	579	579
Other Intangibles	1,181	1,177
Other Assets	1,095	890
	$51,567	$51,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,502	$2,603
Current portion of operating lease liabilities	171	175
Accounts payable	1,242	1,245
Accrued liabilities and other	2,034	2,239
Customer deposits	7,472	6,831
Total current liabilities	12,420	13,092
Long-Term Debt	23,788	24,037
Long-Term Operating Lease Liabilities	1,146	1,178
Other Long-Term Liabilities	1,164	1,097
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation common stock, $0.01 par value; 1,960 shares authorized; 1,367 shares issued at 2026 and 1,298 shares issued at 2025	14	13
Carnival plc ordinary shares, $1.66 par value; 217 shares issued at 2026 and 2025	361	361
Additional paid-in capital	17,871	17,253
Retained earnings	4,733	4,817
Accumulated other comprehensive income (loss) (“AOCI”)	(1,738)	(1,810)
Treasury stock, 128 shares at 2026 and 131 shares at 2025 of Carnival Corporation and 71 shares at 2026 and 72 shares at 2025 of Carnival plc, at cost	(8,210)	(8,364)
Total shareholders’ equity attributable to Carnival Corporation & plc	13,031	12,270
Noncontrolling interest	18	14
Total shareholders’ equity	13,049	12,284
	$51,567	$51,687
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$263	$(75)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	696	654
Loss on debt extinguishment	—	249
Share-based compensation	28	18
Amortization of discounts and debt issue costs	27	30
Non-cash lease expense	42	37
Greenhouse gas regulatory expense	15	6
Other	72	24
	1,142	944
Changes in operating assets and liabilities
Receivables	17	33
Inventories	(3)	(17)
Prepaid expenses and other assets	(149)	(64)
Accounts payable	(33)	(31)
Accrued liabilities and other	(296)	(443)
Customer deposits	585	503
Net cash provided by operating activities	1,263	925
INVESTING ACTIVITIES
Purchases of property and equipment	(566)	(607)
Proceeds from sales of ships and other property and equipment	3	11
Advances to affiliates	(37)	(9)
Other	3	0
Net cash used in investing activities	(597)	(605)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(945)	(3,448)
Debt issuance costs	(4)	(24)
Debt extinguishment costs	—	(197)
Proceeds from issuance of long-term debt	—	2,980
Dividends paid	(208)	—
Other	(9)	(1)
Net cash used in financing activities	(1,166)	(690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(501)	(376)
Cash, cash equivalents and restricted cash at beginning of period	1,958	1,231
Cash, cash equivalents and restricted cash at end of period	$1,457	$856

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Non-controlling interest	Total shareholders’ equity
At November 30, 2025	$13	$361	$17,253	$4,817	$(1,810)	$(8,364)	$14	$12,284
Net income (loss)	—	—	—	258	—	—	4	263
Other comprehensive income (loss)	—	—	—	—	72	—	—	72
Cash dividends ($0.15 per share)	—	—	—	(208)	—	—	—	(208)
Conversion of Convertible Notes	1	—	617	—	—	—	—	618
Issuance of treasury shares for vested share-based awards	—	—	(30)	(135)	—	165	—	—
Share-based compensation and other	0	0	31	0	—	(11)	—	20
At February 28, 2026	$14	$361	$17,871	$4,733	$(1,738)	$(8,210)	$18	$13,049

At November 30, 2024	$13	$361	$17,150	$2,101	$(1,975)	$(8,404)	$6	$9,251
Net income (loss)	—	—	—	(78)	—	—	4	(75)
Other comprehensive income (loss)	—	—	—	—	(12)	—	—	(12)
Issuance of treasury shares for vested share-based awards	—	—	—	(31)	—	31	—	—
Share-based compensation and other	0	0	21	0	—	(4)	—	17
At February 28, 2025	$13	$361	$17,171	$1,991	$(1,986)	$(8,376)	$9	$9,182

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

Basis of Presentation

The consolidated financial statements are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. The preparation of our interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2025 joint Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 27, 2026 (“Form 10-K”).

For 2025, we reclassified certain immaterial amounts within both operating activities and investing activities in the Consolidated Statements of Cash Flows to conform to the current year presentation. We also reclassified certain immaterial amounts in the Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity in order to separately present amounts attributable to noncontrolling interests primarily associated with our subsidiaries that operate Isla Tropicale and Amber Cove.

Property and Equipment

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

Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance, Income Taxes - Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is required to be adopted by us for our fiscal 2026 annual financial statements. We are evaluating the impact this guidance may have on our consolidated financial statements.

In November 2024, the FASB issued guidance, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Disaggregation of Income Statement Expenses. This guidance requires annual and interim disclosure of disaggregated information for certain costs and expenses. This guidance is required to be adopted by us beginning with our fiscal 2028 annual financial statements and fiscal 2029 interim periods. We are evaluating the impact this guidance may have on our consolidated financial statements.

In July 2025, the FASB issued guidance, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Revenue from Contracts with Customers. This guidance is required to be adopted by us in the first quarter of 2027. We are evaluating the impact this guidance may have on our consolidated financial statements.

In September 2025, the FASB issued guidance, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to software development stages. Entities will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable the project will be completed and the software will be used as intended. This guidance is required to be adopted by us in the first quarter of 2029. We are evaluating the impact this guidance may have on our consolidated financial statements.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in Passenger ticket revenues. The related expenses of these services are included in Prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in Commissions, transportation and other expenses at the time of revenue recognition. We had prepaid air and other transportation expenses of $221 million as of February 28, 2026 and $233 million as of November 30, 2025. The proceeds that we collect from the sales of third-party shore excursions are included in Onboard and other revenues and the related expenses are included in Onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in Onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Revenues by Country

Revenue by country, which are based on where our guests are sourced, were as follows:

	Three Months Ended February 28,
(in millions)	2026	2025
United States	$3,293	$3,185
Germany	821	683
United Kingdom	778	670
Other (a)	1,274	1,272
	$6,165	$5,810
(a)No other individual country’s revenue exceeded 10% for the three months ended February 28, 2026 and 2025.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. We also offer our guests the opportunity to make advance purchases of certain onboard and other services. Cash received from guests in advance of the cruise is recorded in Customer deposits and in Other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $7.9 billion as of February 28, 2026 and $7.2 billion as of November 30, 2025. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

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

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within Prepaid expenses and other and subsequently recognize these amounts as Commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $393 million as of February 28, 2026 and $363 million as of November 30, 2025.

NOTE 3 – Debt

			February 28,	November 30,
(in millions)	Maturity	Rate (a)	2026	2025
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.88%	$192	$192
Notes	Aug 2028	4.00%	2,406	2,406
Notes	Aug 2029	7.00%	500	500
Total Secured Subsidiary Guaranteed			3,098	3,098
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Dec 2025 (b)	5.75%	—	1,131
Notes	May 2029	5.13%	1,250	1,250
EUR Notes	Jan 2030	5.75%	590	580
Notes	Mar 2030	5.75%	1,000	1,000
Notes	Jun 2031	5.88%	1,000	1,000
EUR Notes	Jul 2031	4.13%	1,180	1,160
Notes	Aug 2032	5.75%	3,000	3,000
Notes	Feb 2033	6.13%	2,000	2,000
Loans
Floating rate	Aug 2027 - Nov 2027	SOFR + 1.13% - 1.38%	900	900
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (c)	411	446
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	1,904	1,983
EUR floating rate	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	2,409	2,461
EUR fixed rate	Feb 2031 - Sep 2037	1.05 - 4.00%	6,001	6,132
Total Unsecured Subsidiary Guaranteed			21,644	23,042
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
EUR Notes	Oct 2029	1.00%	708	696
Loans
EUR floating rate	Apr 2029	EURIBOR + 1.95%	354	348
Total Unsecured (No Subsidiary Guarantee)			1,262	1,244
Total Debt			26,004	27,383
Less: unamortized debt issuance costs and discounts			(713)	(744)
Total Debt, net of unamortized debt issuance costs and discounts			25,290	26,640
Less: Current portion of long-term debt			(1,502)	(2,603)
Long-Term Debt			$23,788	$24,037

(a)The reference rates, together with any applicable credit adjustment spread, for all of our floating rate debt have a 0.00% floor.
(b)See “Convertible Notes” below.
(c)Includes applicable credit adjustment spread.

As of February 28, 2026, all of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the $1.8 billion of export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt.

As of February 28, 2026, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2026	$1,055
2027	2,535
2028	3,978
2029	4,168
2030	2,913
Thereafter	11,354
Total	$26,004

Revolving Facility

As of February 28, 2026 we had $4.5 billion available for borrowings under the Revolving Facility. We may borrow or utilize available amounts under the Revolving Facility through June 2030, subject to the satisfaction of the conditions in the facility.

Export Credit Facilities

As of February 28, 2026, we had $10.9 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of February 28, 2026, the net book value of our ships subject to negative pledges was $19.4 billion.

Collateral Pool

As of February 28, 2026, the net book value of our ships and ship improvements, excluding ships under construction, is $40.7 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.5 billion, including $20.8 billion related to ships and certain assets related to those ships as of February 28, 2026) and certain other assets.

Convertible Notes

In December 2025, we settled $1.1 billion principal amount of the 2027 Convertible Notes, resulting in the issuance of 69.1 million shares of Carnival Corporation common stock and a cash payment of $500 million.

Covenant Compliance

As of February 28, 2026, the most restrictive covenants for our Revolving Facility, unsecured loans and export credit facilities include the following:

•Maintain minimum interest coverage (adjusted EBITDA to consolidated net interest charges, as defined in the agreements) at a ratio of not less than 3.0 to 1.0
•Maintain minimum issued capital and consolidated reserves (as defined in the agreements) of $5.0 billion
•Limit our debt to capital (as defined in the agreements) percentage to a percentage not to exceed 65%
•Maintain minimum liquidity of $1.5 billion
•Limit the amounts of our secured assets as well as secured and other indebtedness

At February 28, 2026, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt could become due, and our debt could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property when certain ships docked at certain ports in Cuba, and that this alleged “trafficking” entitles the plaintiffs to treble damages. On March 21, 2022, the court granted summary judgment in favor of Havana Docks Corporation as to liability. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We appealed. On October 22, 2024, the Court of Appeals for the 11th Circuit reversed the District Court’s judgment against us. On March 6, 2025, Havana Docks filed a petition for certiorari with the Supreme Court of the United States and we responded. On October 3, 2025, the Supreme Court accepted review of the case and heard arguments on February 23, 2026. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

As of February 28, 2026, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On October 24, 2023, the court in the Australian matter held that we were liable for negligence and for breach of consumer protection warranties as it relates to the lead plaintiff. The court ruled that the lead plaintiff was not entitled to any pain and suffering or emotional distress damages on the negligence claim and awarded medical costs. In relation to the consumer protection warranties claim, the court found that distress and disappointment damages amounted to no more than the refund already provided to guests and therefore made no further award. Further proceedings will determine the applicability of this ruling to the remaining class participants. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs have appealed the ruling. We continue to take actions to defend against the above claims. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

Regulatory or Governmental Inquiries and Investigations

We have been, and may continue to be, impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and range from inadvertent events to malicious motivated attacks.

We have incurred legal and other costs in connection with cyber incidents that have impacted us. The costs associated with cyber incidents over the last three years were not material. While past incidents did not have a material adverse effect on our business, results of operations, financial position or liquidity, no assurances can be given about the future and we may be subject to future attacks, incidents or litigation that could have such a material adverse effect.

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

We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request, under certain circumstances, that we provide a capped reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the credit card processor. As of February 28, 2026 and November 30, 2025, we were not required to maintain any reserve funds or compensating deposits.

Ship Commitments

As of February 28, 2026, our new ship growth capital commitments were $0.5 billion for the remainder of 2026 and $1.6 billion, $1.5 billion, $1.9 billion, $1.7 billion and $4.9 billion for the years ending November 30, 2027, 2028, 2029, 2030 and thereafter.

NOTE 5 – Fair Value Measurements and Financial Risks
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2026				November 30, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$21,930	$—	$21,949	$—	$23,229	$—	$24,167	$—
Floating rate debt (a)	4,074	—	4,077	—	4,154	—	4,142	—
Total	$26,004	$—	$26,026	$—	$27,383	$—	$28,308	$—

(a)The debt amounts above do not include the impact of debt issuance costs and discounts. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on current market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

Cash equivalents consisting of money market funds and cash investments with original maturities of less than 90 days were $0.9 billion as of February 28, 2026 and $1.4 billion as of November 30, 2025. These cash equivalents are considered Level 1 instruments.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

As of February 28, 2026 and November 30, 2025, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2025	$927	$249	$1,176
Exchange movements	—	4	4
February 28, 2026	$927	$253	$1,180

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

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At February 28, 2026, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency cruise lines. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than the functional currency of the cruise line will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise lines are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

NOTE 6 – Segment Information

The chief operating decision maker (“CODM”), who is the Chief Executive Officer of Carnival Corporation and Carnival plc assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) North America cruise operations (“North America”), (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.
Our Cruise Support segment includes our portfolio of leading port destinations and exclusive islands as well as other services, all of which are operated for the benefit of our cruise lines. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

Our CODM uses adjusted operating income (loss) in assessing segment performance and determining how to allocate resources. This metric is used to review segment operating trends and monitor variances against the plan and prior year results. Resource allocation primarily occurs during the annual capital appropriation process.

The below tables include our calculation of adjusted operating income (loss), our significant segment expenses, and a reconciliation of adjusted operating income (loss) to income (loss) before income taxes:

	Three months ended February 28, 2026
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$4,019	$2,069	$77		$0	$6,165
Cruise and tour operating expenses:
Commissions, transportation and other	468	442	(38)	(c)	—
Onboard and other	465	133	20		—
Payroll and related	375	268	41		—
Fuel	270	127	1		—
Food	268	113	1		—
Other operating (a)	606	339	28		13
Total cruise and tour operating expenses	2,452	1,421	53		13	3,939
Adjusted selling and administrative expense (b)	537	283	83		5	907
Depreciation and amortization expense	460	194	34		7	696
Adjusted Operating Income (Loss)	569	170	(92)		(24)	623
Restructuring expenses						0
Other						(16)
Interest income						12
Interest expense, net of capitalized interest						(291)
Other income (expense), net						(47)
Income (Loss) Before Income Taxes						$280

Capital Expenditures	$264	$172	$113		$17	$566

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expense for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes certain other gains and losses that are not part of our core operating business.
(c)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Three months ended February 28, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$3,906	$1,830	$72		$2	$5,810
Cruise and tour operating expenses:
Commissions, transportation and other	457	419	(26)	(c)	—
Onboard and other	473	114	12		—
Payroll and related	359	247	33		—
Fuel	319	146	0		—
Food	257	97	0		—
Other operating (a)	571	247	25		15
Total cruise and tour operating expenses	2,436	1,270	45		15	3,766
Adjusted selling and administrative expense (b)	520	250	72		4	847
Depreciation and amortization expense	434	169	45		6	654
Adjusted Operating Income (Loss)	516	140	(91)		(22)	543
Restructuring expenses						0
Other						—
Interest income						7
Interest expense, net of capitalized interest						(377)
Debt extinguishment and modification costs						(252)
Other income (expense), net						12
Income (Loss) Before Income Taxes						$(68)

Capital Expenditures	$291	$120	$182		$15	$607

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses
(b)Excludes restructuring expenses
(c)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

Total assets were as follows:

(in millions)	February 28, 2026	November 30, 2025
North America	$31,304	$31,400
Europe	16,406	16,030
Cruise Support	3,435	3,836
Tour and Other	421	421
	$51,567	$51,687

Substantially all of our long-lived assets consist of our ships and move between geographic areas.

NOTE 7 – Earnings Per Share

	Three Months Ended February 28,
(in millions, except per share data)	2026	2025
Net income (loss) attributable to Carnival Corporation & plc	$258	$(78)
Interest expense on dilutive Convertible Notes	0	—
Net income (loss) attributable to Carnival Corporation & plc for diluted earnings per share	$259	$(78)

Weighted-average shares outstanding	1,379	1,309
Dilutive effect of equity awards	8	—
Dilutive effect of Convertible Notes	4	—
Diluted weighted-average shares outstanding	1,392	1,309

Basic earnings per share	$0.19	$(0.06)
Diluted earnings per share	$0.19	$(0.06)

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended February 28,
(in millions)	2026	2025
Equity awards	—	7
Convertible Notes	—	84
Total antidilutive shares	—	92

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2026	November 30, 2025
Cash and cash equivalents (Consolidated Balance Sheets)	$1,424	$1,928
Restricted cash (included in Prepaid expenses and other and Other assets)	33	30
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,457	$1,958

NOTE 9 – Shareholders’ Equity

Dividends

In December 2025 we declared a cash dividend of $0.15 per share, which was paid in February 2026.

Share Repurchase Program

In March 2026, the Boards of Directors approved a share repurchase program of up to $2.5 billion of the company’s shares. The timing, volume and structure of any share repurchases will be subject to market and general economic conditions, the prevailing share price(s), applicable legal requirements and the receipt of any required shareholder authority for Carnival plc. Due to legal requirements associated with the current open voting period for the unification of the dual listed company structure, the program will commence following the meetings of shareholders expected to be held on April 17, 2026 and does not have an expiration date.

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
•Factors associated with sustainability and the impact of greenhouse gases and other emissions on the environment could have a material impact on our business and operating results.
•We may not successfully complete the proposed unification of our dual listed company (“DLC”) structure and the migration of Carnival Corporation’s legal incorporation to Bermuda, or, if we do, we may not realize the anticipated benefits and will be subject to Bermuda law, which differs in some respects compared to our current jurisdictions.

The ordering of the risk factors set forth above is not intended to reflect our indication of priority or likelihood. There may be additional risks that we consider immaterial or which are unknown. Additional information about the factors that may affect future results is contained in our most recent Annual Report on Form 10-K as well as our other filings with the SEC, all of which are available on the SEC's website at www.sec.gov.

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

New Accounting Pronouncements

Refer to Note 1 - “General” of the consolidated financial statements for additional discussion regarding Accounting Pronouncements.

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

Proposed DLC Unification and Redomiciliation

On January 27, 2026, Carnival Corporation filed a Registration Statement on Form S-4 with the SEC, as amended by Amendment No. 1 filed on February 20, 2026 (the “S-4”), in connection with the proposed unification of the dual listed company structure under a single corporate entity, Carnival Corporation, with Carnival plc as its wholly-owned UK subsidiary, and the shifting of Carnival Corporation’s legal incorporation from Panama to Bermuda, as previously disclosed. The SEC declared the S‑4 effective on February 27, 2026 and the definitive joint proxy statement/prospectus relating to the S‑4 was filed with the SEC on February 27, 2026.

Known Trends and Uncertainties

We believe changes in the cost of fuel, fluctuations in foreign currency exchange rates and new and evolving regulatory requirements related to the reduction of greenhouse gas emissions are reasonably likely to impact our profitability in both the short and long-term. We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2025 was $91 million, which represented costs associated with 70% of emissions under the ETS operational scope. In 2026, all in scope emissions will be impacted.

Recent geopolitical uncertainty may impact our results of operations and may heighten other risks discussed in “Item 1A. Risk Factors,” included in the Form 10-K.

Statistical Information

	Three Months Ended February 28,
	2026	2025
Passenger Cruise Days (“PCDs”) (in millions) (a)	24.4	24.3
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	23.7	23.6
Occupancy percentage (d)	103%	103%
Passengers carried (in millions)	3.1	3.2

Fuel consumption in metric tons (in millions)	0.7	0.7
Fuel consumption in metric tons per thousand ALBDs	28.9	30.3
Fuel cost per metric ton consumed (excluding emission allowances)	$559	$643

Currencies (USD to 1)
AUD	$0.68	$0.63
CAD	$0.73	$0.70
EUR	$1.18	$1.04
GBP	$1.35	$1.25

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

(c)For the three months ended February 28, 2026 compared to the three months ended February 28, 2025, we had a 0.5% capacity increase in ALBDs comprised of a 1.4% capacity increase in our North America segment and a 1.3% capacity decrease in our Europe segment.

•Our North America segment’s capacity increase was caused by a Princess Cruises 4,310-passenger capacity ship that entered into service in September 2025, partially offset by a P&O Cruises (Australia) 2,000-passenger capacity ship that left the fleet in February 2025.

•Our Europe segment’s capacity decrease was caused by more ship dry-dock days in 2026 compared to 2025.

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2026 (“2026”) Compared to Three Months Ended February 28, 2025 (“2025”)

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2026 total revenues. Passenger ticket revenues increased by $191 million, or 5.0%, to $4.0 billion in 2026 from $3.8 billion in 2025.

This increase was caused by:
•$158 million - net favorable foreign currency translation impact
•$42 million - higher ticket prices driven by continued strength in demand

These increases were partially offset by a decrease of $27 million in air transportation revenue.

The remaining 35% of 2026 total revenues were comprised of Onboard and other revenues, which increased by $164 million, or 8.3%, to $2.1 billion in 2026 from $2.0 billion in 2025.

This increase was driven by:
•$104 million - higher onboard spending by our guests
•$49 million - net favorable foreign currency translation impact

North America Segment

Passenger ticket revenues made up 61% of our North America segment’s 2026 total revenues. Passenger ticket revenues increased by $17 million, or 0.7%, and were $2.4 billion in 2026 and 2025.

This increase was caused by:
•$35 million - 1.4% capacity increase in ALBDs
•$22 million - higher ticket prices driven by continued strength in demand

These increases were partially offset by a 1.3 percentage point decrease in occupancy, representing $31 million.

The remaining 39% of our North America segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $95 million, or 6.4%, to $1.6 billion in 2026 from $1.5 billion in 2025.

This increase was caused by:
•$91 million - higher onboard spending by our guests
•$21 million - 1.4% capacity increase in ALBDs

These increases were partially offset by a 1.3 percentage point decrease in occupancy representing $19 million.

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2026 total revenues. Passenger ticket revenues increased by $172 million, or 12%, to $1.6 billion in 2026 from $1.4 billion in 2025.

This increase was caused by:
•$158 million - net favorable foreign currency translation
•$36 million - 2.5 percentage point increase in occupancy
•$20 million - higher ticket prices driven by continued strength in demand

These increases were partially offset by a decrease of $21 million in air transportation revenue.

The remaining 23% of our Europe segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $68 million, or 16%, to $480 million in 2026 from $413 million in 2025. This increase was driven by a net favorable foreign currency translation impact of $49 million.

Operating Expenses

Consolidated

Operating expenses increased by $173 million, or 4.6%, to $3.9 billion in 2026 from $3.8 billion in 2025.

This increase was caused by:
•$126 million - net unfavorable foreign currency translation
•$75 million - higher repair and maintenance expenses (including dry-dock expenses)
•$19 million - 0.5% capacity increase in ALBDs

These increases were partially offset by:
•$44 million - lower fuel prices including the impact of emission allowances
•$27 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $76 million, or 9.0%, to $924 million in 2026 from $848 million in 2025. This increase was driven by increased investment in advertising, higher compensation expense and higher information technology expense.

Depreciation and amortization expenses increased by $42 million, or 6.4%, to $696 million in 2026 from $654 million in 2025.

North America Segment

Operating expenses increased by $16 million, or 0.7%, to $2.5 billion in 2026 from $2.4 billion in 2025.

This increase was caused by:
•$35 million - 1.4% capacity increase in ALBDs
•$35 million - higher repair and maintenance expenses (including dry-dock expenses)

These increases were partially offset by:
•$35 million - lower fuel prices including the impact of emission allowances
•$19 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $16 million, or 3.0%, to $537 million in 2026 from $521 million in 2025.

Depreciation and amortization expenses increased by $26 million, or 6.1%, to $460 million in 2026 from $434 million in 2025.

Europe Segment

Operating expenses increased by $151 million, or 12%, to $1.4 billion in 2026 from $1.3 billion in 2025.

This increase was caused by:
•$129 million - net unfavorable foreign currency translation
•$41 million - higher repair and maintenance expenses (including dry-dock expenses)

These increases were partially offset by a 1.3% capacity decrease in ALBDs, representing $16 million.

Selling and administrative expenses increased by $33 million, or 13%, to $283 million in 2026 from $250 million in 2025. This increase was caused by higher compensation expense, increased investment in advertising and higher information technology expense.

Depreciation and amortization expenses increased by $25 million, or 15%, to $194 million in 2026 from $169 million in 2025. This increase was caused by net unfavorable foreign currency translation impacts.

Operating Income

Our consolidated operating income increased by $64 million to $607 million in 2026 from $543 million in 2025. Our North America segment’s operating income increased by $54 million to $569 million in 2026 from $516 million in 2025, and our Europe segment’s operating income increased by $30 million to $170 million in 2026 from $140 million in 2025. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $85 million, or 23%, to $291 million in 2026 from $377 million in 2025. The decrease was caused by lower average interest rates and a decrease in total debt.

Other income (expense), net changed by $59 million, to $(47) million in 2026 from $12 million in 2025. The decrease was substantially all due to foreign currency remeasurement.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2026, we had $5.9 billion of liquidity including $1.4 billion of cash and cash equivalents and $4.5 billion available for borrowing under our multicurrency revolving credit facility. In addition, we had $10.9 billion of undrawn export credit facilities to fund future ship deliveries.

We had a working capital deficit of $8.7 billion as of February 28, 2026 compared to $8.9 billion as of November 30, 2025. We operate with a substantial working capital deficit, largely due to our business model in which guest cruise deposits and the advance purchases of onboard and other services are collected ahead of the sailing date and recorded as a liability until recognized as revenue. These customer deposits are used alongside other cash sources to fund operations, service debt, and support capital investments.

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

Sources and Uses of Cash

Operating Activities

Our business provided $1.3 billion of net cash flows from operating activities during the three months ended February 28, 2026, an increase of $0.3 billion, compared to $0.9 billion provided for the same period in 2025. This was caused by an improvement in our earnings with $263 million of net income in 2026 compared to $75 million of net loss in 2025 and other working capital changes, partially offset by the nonrecurrence of losses on debt extinguishment.

Investing Activities

During the three months ended February 28, 2026, net cash used in investing activities of $597 million was driven by capital expenditures of $566 million substantially all attributable to ship improvements and development of our portfolio of exclusive destinations.

During the three months ended February 28, 2025, net cash used in investing activities was $605 million. This was caused by capital expenditures of $607 million primarily attributable to ship improvements and developments in our port destinations and exclusive islands.

Financing Activities

During the three months ended February 28, 2026, net cash used in financing activities of $1.2 billion was driven by:
•Repayments of $945 million of long-term debt
•Payments of cash dividends of $208 million

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

(in billions)	2026	2027	2028	2029	2030	Thereafter
Future export credit facilities at February 28, 2026	$—	$1.4	$1.4	$1.7	$1.5	$5.0

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At February 28, 2026, we were in compliance with the applicable covenants under our debt agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2025 Form 10-K.

Interest Rate Risks

The composition of our debt was as follows:

February 28, 2026
Fixed rate	52%
EUR fixed rate	33%
Floating rate	5%
EUR floating rate	11%

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
Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2026, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information.

Trading Plans

During the quarter ended February 28, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Unification Agreement, dated February 20, 2026, between Carnival Corporation and Carnival plc.	8-K	2.1	2/20/2026

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Instruments defining the rights of security holders, including indenture

4.1	Amendment No. 1 to the Amended and Restated Deposit Agreement, among Carnival plc, JP Morgan Chase Bank, N.A., as Depositary, and all holders from time to time of American Depositary Receipts issued thereunder, including the Form of ADR attached as Exhibit A thereto.	8-K	4.1	2/12/2026

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, as filed with the Securities and Exchange Commission on March 27, 2026, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three months ended February 28, 2026 and 2025;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2026 and 2025;				X
	(iii) the Consolidated Balance Sheets at February 28, 2026 and November 30, 2025;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2026 and 2025;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2026 and 2025;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, as filed with the Securities and Exchange Commission on March 27, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Josh Weinstein	/s/ Josh Weinstein
Josh Weinstein	Josh Weinstein
Chief Executive Officer	Chief Executive Officer

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: March 27, 2026	Date: March 27, 2026