Form 10-Q
period 2026-05-31
Carnival Corp Ltd.
filed 2026-06-26
CIK 815097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9610
Carnival Corporation Ltd.
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)

59-1562976
(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue
Miami,	Florida	33178-2428
(Address of principal executive offices) (Zip Code)

(305)	599-2600
(Registrant’s telephone number, including area code)

Carnival Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares ($0.01 par value)	CCL	New York Stock Exchange, Inc.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 19, 2026, Carnival Corporation Ltd. had 1,369,649,119 common shares outstanding, $0.01 par value.

CARNIVAL CORPORATION LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Passenger ticket	$4,273	$4,104	$8,296	$7,936
Onboard and other	2,390	2,224	4,532	4,202
Total Revenues	6,663	6,328	12,828	12,139
Cruise and tour operating expenses:
Commissions, transportation and other	778	780	1,650	1,631
Onboard and other	697	671	1,316	1,271
Payroll and related	699	640	1,383	1,280
Fuel	595	468	992	933
Food	389	372	771	726
Other operating	1,067	955	2,054	1,813
Total Cruise and tour operating expenses	4,225	3,886	8,165	7,653
Selling and administrative expense	863	816	1,786	1,663
Depreciation and amortization expense	723	692	1,419	1,346
Operating Income	851	934	1,458	1,477
Interest income	12	12	24	18
Interest expense, net of capitalized interest	(285)	(341)	(577)	(718)
Debt extinguishment and modification costs	—	(4)	—	(255)
Other income (expense), net	(23)	(16)	(70)	(4)
Income Before Income Taxes	555	585	835	517
Income tax expense, net	(17)	(17)	(34)	(24)
Net Income	539	568	801	494
Less: net income attributable to noncontrolling interests	2	4	6	7
Net Income attributable to Carnival Corporation Ltd.	$537	$565	$795	$486
Earnings Per Share
Basic	$0.39	$0.43	$0.58	$0.37
Diluted	$0.39	$0.42	$0.57	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Net Income	$539	$568	$801	$494
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(3)	227	70	215
Other	(0)	6	(1)	6
Other Comprehensive Income (Loss)	(3)	233	69	221
Total Comprehensive Income	536	801	871	715
Less: comprehensive income attributable to noncontrolling interests	2	4	6	7
Comprehensive Income attributable to Carnival Corporation Ltd.	$534	$798	$864	$708
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2026	November 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,243	$1,928
Trade and other receivables, net	633	678
Inventories	552	505
Prepaid expenses and other	1,063	1,108
Total current assets	4,492	4,219
Property and Equipment, Net	43,616	43,494
Operating Lease Right-of-Use Assets, Net	1,260	1,328
Goodwill	579	579
Other Intangibles	1,181	1,177
Other Assets	1,100	890
	$52,228	$51,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,471	$2,603
Current portion of operating lease liabilities	168	175
Accounts payable	1,246	1,245
Accrued liabilities and other	2,092	2,239
Customer deposits	8,457	6,831
Total current liabilities	13,434	13,092
Long-Term Debt	23,418	24,037
Long-Term Operating Lease Liabilities	1,113	1,178
Other Long-Term Liabilities	1,279	1,097
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation Ltd. common shares, $0.01 par value; 1,960 shares authorized; 1,514 shares issued at 2026 and 1,298 shares issued at 2025	15	13
Carnival plc ordinary shares, $1.66 par value; no shares issued at 2026 and 217 shares issued at 2025	—	361
Additional paid-in capital	15,640	17,253
Retained earnings	4,996	4,817
Accumulated other comprehensive income (loss) (“AOCI”)	(1,741)	(1,810)
Treasury stock, 142 shares at 2026 and 131 shares at 2025 of Carnival Corporation Ltd. and no shares at 2026 and 72 shares at 2025 of Carnival plc, at cost	(5,943)	(8,364)
Total shareholders’ equity attributable to Carnival Corporation Ltd.	12,968	12,270
Noncontrolling interests	16	14
Total shareholders’ equity	12,984	12,284
	$52,228	$51,687
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$801	$494
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,419	1,346
Loss on debt extinguishment	—	253
Share-based compensation	50	45
Amortization of discounts and debt issue costs	54	60
Non-cash lease expense	85	77
Gain on sales of ships	—	(103)
Greenhouse gas regulatory expense	57	29
Other	101	68
	2,566	2,268
Changes in operating assets and liabilities
Receivables	42	22
Inventories	(48)	33
Prepaid expenses and other assets	(230)	(209)
Accounts payable	(4)	(10)
Accrued liabilities and other	(93)	(382)
Customer deposits	1,660	1,596
Net cash provided by operating activities	3,893	3,317
INVESTING ACTIVITIES
Purchases of property and equipment	(1,441)	(1,458)
Proceeds from sales of ships and other property and equipment	3	312
Advances to affiliates	(46)	(40)
Other	3	(5)
Net cash used in investing activities	(1,481)	(1,191)
FINANCING ACTIVITIES
Principal repayments of long-term debt	(1,247)	(5,064)
Debt issuance costs	(29)	(41)
Debt extinguishment costs	—	(197)
Proceeds from issuance of long-term debt	—	4,082
Dividends paid	(414)	—
Share repurchases	(381)	—
Other	(33)	10
Net cash used in financing activities	(2,104)	(1,211)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	303	940
Cash, cash equivalents and restricted cash at beginning of period	1,958	1,231
Cash, cash equivalents and restricted cash at end of period	$2,260	$2,171

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common shares	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Non-controlling interests	Total shareholders’ equity
At February 28, 2026	$14	$361	$17,871	$4,733	$(1,738)	$(8,210)	$18	$13,049
Net income	—	—	—	537	—	—	2	539
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
DLC unification share exchange and related costs	1	(361)	(2,225)	—	—	2,563	—	(22)
Cash dividends ($0.15 per share)	—	—	—	(207)	—	—	—	(207)
Share repurchases	—	—	—	—	—	(390)	—	(390)
Issuance of treasury shares for vested share-based awards	—	—	(31)	(67)	—	97	—	—
Share-based compensation and other	0	0	25	0	—	(3)	(4)	18
At May 31, 2026	$15	$—	$15,640	$4,996	$(1,741)	$(5,943)	$16	$12,984

At February 28, 2025	$13	$361	$17,171	$1,991	$(1,986)	$(8,376)	$9	$9,182
Net income	—	—	—	565	—	—	4	568
Other comprehensive income	—	—	—	—	233	—	—	233
Issuance of treasury shares for vested share-based awards	—	—	—	(12)	—	12	—	—
Share-based compensation and other	0	—	26	0	—	(1)	(2)	23
At May 31, 2025	$13	$361	$17,197	$2,543	$(1,753)	$(8,364)	$11	$10,007

	Six Months Ended
	Common shares	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Non-controlling interests	Total shareholders’ equity
At November 30, 2025	$13	$361	$17,253	$4,817	$(1,810)	$(8,364)	$14	$12,284
Net income	—	—	—	795	—	—	6	801
Other comprehensive income	—	—	—	—	69	—	—	69
DLC unification share exchange and related costs	1	(361)	(2,225)	—	—	2,563	—	(22)
Cash dividends ($0.30 per share)	—	—	—	(414)	—	—	—	(414)
Conversion of Convertible Notes	1	—	617	—	—	—	—	618
Share repurchases	—	—	—	—	—	(390)	—	(390)
Issuance of treasury shares for vested share-based awards	—	—	(61)	(202)	—	262	—	—
Share-based compensation and other	0	0	55	0	—	(14)	(4)	38
At May 31, 2026	$15	$—	$15,640	$4,996	$(1,741)	$(5,943)	$16	$12,984

At November 30, 2024	$13	$361	$17,150	$2,101	$(1,975)	$(8,404)	$6	$9,251
Net income	—	—	—	486	—	—	7	494
Other comprehensive income	—	—	—	—	221	—	—	221
Issuance of treasury shares for vested share-based awards	—	—	—	(44)	—	44	—	—
Share-based compensation and other	0	0	47	0	—	(5)	(2)	40
At May 31, 2025	$13	$361	$17,197	$2,543	$(1,753)	$(8,364)	$11	$10,007

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – General

Carnival Corporation Ltd. and its consolidated subsidiaries are collectively referred to as “Carnival Corporation,” “our,” “us” and “we” in these consolidated financial statements and elsewhere in this Quarterly Report on Form 10-Q.

DLC Unification and Redomiciliation

In May 2026, we completed the unification of the dual listed company structure under a single company, Carnival Corporation Ltd., listed solely on the New York Stock Exchange. Carnival plc shareholders received Carnival Corporation Ltd. shares on a one-for-one basis, and the Carnival plc shares and American Depositary Receipts were de-listed from the London Stock Exchange and the New York Stock Exchange (“DLC Unification”). Additionally, we completed the migration of our legal incorporation from Panama to Bermuda (“Redomiciliation”). There have been no material changes to our business, including strategy, underlying assets and operations following the DLC Unification and Redomiciliation. As a result of these transactions, the accompanying Consolidated Statements of Shareholders’ Equity as of May 31, 2026, reflect only the equity of Carnival Corporation Ltd.

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

For 2025, we reclassified certain immaterial amounts within the Consolidated Statements of Cash Flows to conform to the current year presentation. These reclassifications did not affect net cash provided by (used in) operating, investing or financing activities. We also reclassified certain immaterial amounts in the Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity to separately present amounts attributable to noncontrolling interests primarily associated with our subsidiaries that operate Isla Tropicale and Amber Cove.

Property and Equipment

We review estimated useful lives and residual values of our ships for reasonableness whenever events or circumstances indicate a revision is warranted. In December 2025, we completed such review considering the period over which we expect to operate our ships and our long-term plans. As a result, we extended our ships’ depreciable lives to 35 years. In connection with the increase in estimated useful life, we reduced our estimated residual value of each ship to be 5% of our original ship cost for LNG powered ships and a range of salvage values under $25 million for all other ships, depending on the class and tonnage of the ship. This revision did not have a material impact on our consolidated financial statements and has been applied prospectively beginning December 1, 2025.

Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance, Income Taxes - Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is required to be adopted by us for our fiscal 2026 annual financial statements on a prospective basis with the option to apply retrospectively. We are evaluating the impact this guidance may have on our consolidated financial statements.

In November 2024, the FASB issued guidance, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Disaggregation of Income Statement Expenses. This guidance requires annual and interim disclosure of disaggregated information for certain costs and expenses. This guidance is required to be adopted by us beginning with our fiscal 2028 annual financial statements and fiscal 2029 interim periods on a prospective or retrospective basis. We are evaluating the impact this guidance may have on our consolidated financial statements.

In July 2025, the FASB issued guidance, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Revenue from Contracts with Customers. This guidance is required to be adopted by us in the first quarter of 2027 on a prospective basis. We are evaluating the impact this guidance may have on our consolidated financial statements.

In September 2025, the FASB issued guidance, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to software development stages. Entities will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable the project will be completed and the software will be used as intended. This guidance is required to be adopted by us in the first quarter of 2029 on a prospective, modified, or retrospective basis. We are evaluating the impact this guidance may have on our consolidated financial statements.

In May 2026, the FASB issued guidance, Environmental Credits and Environmental Credit Obligations. This guidance establishes recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is required to be adopted by us in the first quarter of 2029 on a retrospective basis. We are evaluating the impact this guidance may have on our consolidated financial statements.

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

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in Passenger ticket revenues. The related expenses of these services are included in Prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in Commissions, transportation and other expenses at the time of revenue recognition. We had prepaid air and other transportation expenses of $210 million as of May 31, 2026 and $233 million as of November 30, 2025. The proceeds that we collect from the sales of third-party shore excursions are included in Onboard and other revenues and the related expenses are included in Onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in Onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Revenues by Country

Revenues by country are based on where our guests are sourced and were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2026	2025	2026	2025
United States	$3,593	$3,475	$6,886	$6,660
Germany	866	825	1,686	1,508
United Kingdom	790	733	1,568	1,403
Other (a)	1,413	1,295	2,687	2,567
	$6,663	$6,328	$12,828	$12,139
(a)No other individual country’s revenue exceeded 10% for the three and six months ended May 31, 2026 and 2025.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. We also offer our guests the opportunity to make advance purchases of certain onboard and other services. Cash received from guests in advance of the cruise is recorded in Customer deposits and in Other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $9.0 billion as of May 31, 2026 and $7.2 billion as of November 30, 2025. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Trade and Other Receivables

Although we generally require full payment from our guests prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We have receivables from credit card merchants and travel agents for cruise ticket purchases and onboard revenue. These receivables are included within Trade and other receivables, net and are less allowances for expected credit losses.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within Prepaid expenses and other and subsequently recognize these amounts as Commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $481 million as of May 31, 2026 and $363 million as of November 30, 2025.

NOTE 3 – Debt

(in millions)	Maturity	Rate (a)	May 31, 2026	November 30, 2025
Secured Subsidiary Guaranteed
Notes
Notes	Jun 2027	7.88%	$192	$192
Notes	Aug 2028	4.00%	2,406	2,406
Notes	Aug 2029	7.00%	500	500
Total Secured Subsidiary Guaranteed			3,098	3,098
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Dec 2025 (b)	5.75%	—	1,131
Notes	May 2029	5.13%	1,250	1,250
EUR Notes	Jan 2030	5.75%	583	580
Notes	Mar 2030	5.75%	1,000	1,000
Notes	Jun 2031	5.88%	1,000	1,000
EUR Notes	Jul 2031	4.13%	1,166	1,160
Notes	Aug 2032	5.75%	3,000	3,000
Notes	Feb 2033	6.13%	2,000	2,000
Loans
Floating rate	Aug 2027 - Nov 2027	SOFR + 1.13 - 1.38%	900	900
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (c)	411	446
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	1,790	1,983
EUR floating rate (d)	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	1,699	1,839
EUR fixed rate (d)	Feb 2031 - Sep 2037	1.05 - 4.00%	4,875	5,123
Total Unsecured Subsidiary Guaranteed			19,674	21,411
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
EUR Notes	Oct 2029	1.00%	700	696
Loans
EUR floating rate	Apr 2029	EURIBOR + 1.95%	350	348
Export Credit Facilities
EUR floating rate (d)	Dec 2033	EURIBOR + 0.55%	588	621
EUR fixed rate (d)	Jan 2034 - Apr 2036	1.25 - 1.73%	962	1,010
Total Unsecured (No Subsidiary Guarantee)			2,799	2,874
Total Debt			25,570	27,383
Less: unamortized debt issuance costs and discounts			(681)	(744)
Total Debt, net of unamortized debt issuance costs and discounts			24,889	26,640
Less: Current portion of long-term debt			(1,471)	(2,603)
Long-Term Debt			$23,418	$24,037

(a)The reference rates, together with any applicable credit adjustment spread, for all of our floating rate debt have a 0.00% floor.
(b)See “Convertible Notes” below.
(c)Includes applicable credit adjustment spread.
(d)As of November 30, 2025, all of our export credit facilities were subject to subsidiary guarantees. As of May 31, 2026, certain of our export credit facilities were no longer subject to subsidiary guarantees.

As of May 31, 2026, all of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the $1.8 billion of export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt.

As of May 31, 2026, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2026	$745
2027	2,523
2028	3,967
2029	4,144
2030	2,895
Thereafter	11,295
Total	$25,570

Revolving Facility

As of May 31, 2026 we had $4.5 billion available for borrowings under the Revolving Facility. We may borrow or utilize available amounts under the Revolving Facility through June 2030, subject to the satisfaction of the conditions in the facility.

Export Credit Facilities

As of May 31, 2026, we had $10.8 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of May 31, 2026, the net book value of our ships subject to negative pledges was $19.2 billion.

Collateral Pool

As of May 31, 2026, the net book value of our ships and ship improvements, excluding ships under construction, was $40.3 billion. Our secured debt is secured on a first-priority basis by certain collateral, which includes ships and certain assets related to those ships and material intellectual property (combined net book value of approximately $22.4 billion, including $20.6 billion related to ships and certain assets related to those ships as of May 31, 2026) and certain other assets.

Convertible Notes

In December 2025, we settled $1.1 billion principal amount of the 2027 Convertible Notes, resulting in the issuance of 69.1 million shares of Carnival Corporation common stock and a cash payment of $500 million.

Covenant Compliance

As of May 31, 2026, the most restrictive covenants for our Revolving Facility, unsecured loans and export credit facilities include the following:

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

At May 31, 2026, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt could become due, and our debt could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As previously disclosed, on May 2, 2019, the Havana Docks Corporation filed a lawsuit against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, alleging that Carnival Corporation “trafficked” in confiscated Cuban property. On December 30, 2022, the court entered judgment against Carnival Corporation in the amount of $110 million plus $4 million in fees and costs. We appealed. On October 22, 2024, the Court of Appeals for the 11th Circuit reversed the District Court’s judgment against us. The plaintiffs appealed. On May 21, 2026, the Supreme Court vacated the 11th Circuit’s ruling and remanded the case to the 11th Circuit for further proceedings on several remaining appellate issues. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

As of May 31, 2026, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending, as previously disclosed. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs appealed the ruling. On April 21, 2026, the appellate court reversed the lower court’s decision, ordering us to pay damages of a non-material amount. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

In April 2026, six purported class actions were brought in the U.S. District Court for the Southern District of Florida against Carnival Corporation in relation to a data security incident which occurred on April 14, 2026. These actions include claims based on a variety of theories, including negligence, breach of implied contract, invasion of privacy and unjust enrichment, and seek equitable relief and monetary damages. In May 2026, the District Court granted the various plaintiffs’ motion to consolidate the matters. We believe the outcome of this matter will not have a material impact on our consolidated financial statements.

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

Ship Commitments

As of May 31, 2026, our new ship growth capital commitments were $0.5 billion for the remainder of 2026 and $1.6 billion, $1.5 billion, $1.8 billion, $1.7 billion and $11.4 billion for the years ending November 30, 2027, 2028, 2029, 2030 and thereafter.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2026				November 30, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$21,622	$—	$21,182	$—	$23,229	$—	$24,167	$—
Floating rate debt (a)	3,948	—	3,932	—	4,154	—	4,142	—
Total	$25,570	$—	$25,114	$—	$27,383	$—	$28,308	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

Cash equivalents consisting of money market funds and cash investments with original maturities of less than 90 days were $1.8 billion as of May 31, 2026 and $1.4 billion as of November 30, 2025. These cash equivalents are considered Level 1 instruments.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trademarks

As of May 31, 2026 and November 30, 2025, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2025	$927	$249	$1,176
Exchange movements	—	4	4
May 31, 2026	$927	$253	$1,180

Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through fleet optimization, energy efficiency, itinerary efficiency, new technologies and alternative fuels.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to monitor our exposure to, and manage, the economic foreign currency exchange risks faced by our operations and realized if we exchange one currency for another. We consider hedging certain of our ship commitments and net investments in foreign operations. When we utilize hedging instruments, the financial impacts generally offset the changes in the underlying exposures being hedged.

Operational Currency Risks

Our operations primarily utilize U.S. dollar, Euro or Sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates affect our consolidated financial statements.

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

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At May 31, 2026, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency cruise lines. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than the functional currency of the cruise line will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise lines are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps, refinancing of existing debt and the issuance of new debt.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to manage these credit risk exposures, including counterparty nonperformance primarily associated with our cash and cash equivalents, investments, notes receivables, future financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by:

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

NOTE 6 – Segment Information

The chief operating decision maker (“CODM”), who is our Chief Executive Officer, assesses performance and makes decisions to allocate resources based upon review of the results across all of our segments. The operating segments within each of our reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our four reportable segments are comprised of (1) North America cruise operations (“North America”), (2) Europe cruise operations (“Europe”), (3) Cruise Support and (4) Tour and Other.

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

The below tables include our calculation of adjusted operating income (loss), our significant segment expenses, and a reconciliation of adjusted operating income (loss) to income before income taxes:

	Three Months Ended May 31, 2026
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$4,412	$2,122	$95		$34	$6,663
Cruise and tour operating expenses:
Commissions, transportation and other	507	303	(32)	(d)	—
Onboard and other	538	138	22		—
Payroll and related	380	274	45		—
Fuel	390	204	0		—
Food	274	114	1		—
Other operating (a)	694	302	30		42
Total Cruise and tour operating expenses	2,784	1,334	65		42	4,225
Adjusted selling and administrative expense (b)(c)	493	260	87		5	845
Depreciation and amortization expense	477	203	37		7	723
Adjusted Operating Income (Loss)	658	326	(94)		(21)	869
Restructuring expenses						(0)
Other						(17)
Interest income						12
Interest expense, net of capitalized interest						(285)
Other income (expense), net						(23)
Income Before Income Taxes						$555

Capital Expenditures	$535	$184	$145		$11	$875

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expense for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes restructuring expenses.
(c)Excludes certain one-time costs and other gains and losses that are not part of our core operating business.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Three Months Ended May 31, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$4,214	$2,011	$73		$31	$6,328
Cruise and tour operating expenses:
Commissions, transportation and other	491	310	(21)	(d)	—
Onboard and other	526	133	13		—
Payroll and related	358	246	36		—
Fuel	310	157	0		—
Food	262	109	0		—
Other operating (a)(b)	697	310	17		32
Total Cruise and tour operating expenses	2,644	1,265	46		32	3,987
Adjusted selling and administrative expense (c)	470	248	90		5	814
Depreciation and amortization expense	450	187	50		6	692
Adjusted Operating Income (Loss)	650	311	(113)		(12)	835
Gains on ship sales and impairments						101
Restructuring expenses						(2)
Interest income						12
Interest expense, net of capitalized interest						(341)
Debt extinguishment and modification costs						(4)
Other income (expense), net						(16)
Income Before Income Taxes						$585

Capital Expenditures	$505	$158	$173		$14	$850

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

	Six Months Ended May 31, 2026
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$8,431	$4,191	$172		$34	$12,828
Cruise and tour operating expenses:
Commissions, transportation and other	975	745	(70)	(d)	—
Onboard and other	1,003	271	42		—
Payroll and related	755	542	86		—
Fuel	660	331	1		—
Food	542	227	2		—
Other operating (a)	1,300	640	58		55
Total Cruise and tour operating expenses	5,236	2,756	118		55	8,165
Adjusted selling and administrative expense (b)(c)	1,030	543	170		10	1,753
Depreciation and amortization expense	937	397	71		14	1,419
Adjusted Operating Income (Loss)	1,228	496	(187)		(45)	1,492
Restructuring expenses						(0)
Other						(34)
Interest income						24
Interest expense, net of capitalized interest						(577)
Other income (expense), net						(70)
Income Before Income Taxes						$835

Capital Expenditures	$799	$356	$258		$28	$1,441

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes restructuring expenses.
(c)Excludes certain one-time costs and other gains and losses that are not part of our core operating business.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Six Months Ended May 31, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$8,120	$3,841	$145		$33	$12,139
Cruise and tour operating expenses:
Commissions, transportation and other	948	729	(47)	(d)	—
Onboard and other	999	246	25		—
Payroll and related	717	493	70		—
Fuel	629	303	1		—
Food	519	206	0		—
Other operating (a)(b)	1,268	557	42		47
Total Cruise and tour operating expenses	5,080	2,536	91		47	7,753
Adjusted selling and administrative expense (c)	991	499	163		9	1,661
Depreciation and amortization expense	884	356	95		12	1,346
Adjusted Operating Income (Loss)	1,166	451	(204)		(34)	1,378
Gains on ship sales and impairments						101
Restructuring expenses						(2)
Interest income						18
Interest expense, net of capitalized interest						(718)
Debt extinguishment and modification costs						(255)
Other income (expense), net						(4)
Income Before Income Taxes						$517

Capital Expenditures	$796	$278	$355		$30	$1,458

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

Total assets were as follows:

(in millions)	May 31, 2026	November 30, 2025
North America	$31,399	$31,400
Europe	16,202	16,030
Cruise Support	4,200	3,836
Tour and Other	427	421
	$52,228	$51,687

Substantially all of our long-lived assets consist of our ships and move between geographic areas.

NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to Carnival Corporation Ltd.	$537	$565	$795	$486
Interest expense on dilutive Convertible Notes	—	18	0	—
Net income attributable to Carnival Corporation Ltd. for diluted earnings per share	$537	$582	$795	$486

Weighted-average shares outstanding	1,382	1,312	1,381	1,310
Dilutive effect of equity awards	5	4	7	6
Dilutive effect of Convertible Notes	—	84	2	—
Diluted weighted-average shares outstanding	1,388	1,400	1,390	1,316

Basic earnings per share	$0.39	$0.43	$0.58	$0.37
Diluted earnings per share	$0.39	$0.42	$0.57	$0.37

Antidilutive shares excluded from diluted earnings per share computations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2026	2025	2026	2025
Convertible Notes	—	—	—	84
Total antidilutive shares	—	—	—	84

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2026	November 30, 2025
Cash and cash equivalents (Consolidated Balance Sheets)	$2,243	$1,928
Restricted cash (included in Prepaid expenses and other and Other assets)	17	30
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$2,260	$1,958

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

Known Trends and Uncertainties

Recent geopolitical tensions and related concerns have and could continue to impact our profitability and may heighten other risks discussed in “Item 1A. Risk Factors,” included in the Form 10-K. In addition, while fuel prices have recently moderated, any renewed disruptions or escalation could result in increased fuel costs and adversely impact our profitability.

We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2025 was $91 million, which represented costs associated with 70% of emissions under the ETS operational scope. In 2026, all in scope emissions are impacted. We believe fluctuations in foreign currency exchange rates and evolving regulatory requirements related to the reduction of greenhouse gas emissions may adversely impact our profitability in both the short and long term.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Passenger Cruise Days (“PCDs”) (in millions) (a)	25.7	25.3	50.2	49.6
Available Lower Berth Days (“ALBDs”) (in millions) (b) (c)	24.7	24.2	48.4	47.8
Occupancy percentage (d)	104%	104%	104%	104%
Passengers carried (in millions)	3.4	3.4	6.5	6.5

Fuel consumption in metric tons (in millions)	0.7	0.7	1.4	1.4
Fuel consumption in metric tons per thousand ALBDs	28.2	29.9	28.6	30.1
Fuel cost per metric ton consumed (excluding emission allowances)	$793	$614	$677	$628

Currencies (USD to 1)
AUD	$0.71	$0.63	$0.69	$0.63
CAD	$0.73	$0.71	$0.73	$0.70
EUR	$1.16	$1.11	$1.17	$1.08
GBP	$1.34	$1.31	$1.35	$1.28

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

(c)For the three and six months ended May 31, 2026 compared to the three and six months ended May 31, 2025, we had a 2.0% capacity increase and a 1.2% capacity increase in ALBDs.

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2026 (“2026”) Compared to Three Months Ended May 31, 2025 (“2025”)

Revenues

Consolidated

Passenger ticket revenues made up 64% of our 2026 total revenues. Passenger ticket revenues increased by $168 million, or 4.1%, to $4.3 billion in 2026 from $4.1 billion in 2025.

This increase was caused by:
•$80 million - 2.0% capacity increase in ALBDs
•$61 million - higher ticket prices
•$60 million - net favorable foreign currency translation impact

These increases were partially offset by a decrease of $36 million in air transportation revenue.

The remaining 36% of 2026 total revenues were comprised of Onboard and other revenues, which increased by $166 million, or 7.4%, to $2.4 billion in 2026 from $2.2 billion in 2025.

This increase was driven by:
•$76 million - higher onboard spending by our guests
•$53 million - 2.0% capacity increase in ALBDs

North America Segment

Passenger ticket revenues made up 60% of our North America segment’s 2026 total revenues. Passenger ticket revenues increased by $74 million, or 2.9%, to $2.7 billion in 2026 from $2.6 billion in 2025. This increase was caused by a 3.4% capacity increase in ALBDs, representing $87 million, partially offset by a 1.1 percentage point decrease in occupancy, representing $27 million.

The remaining 40% of our North America segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $124 million, or 7.6%, to $1.8 billion in 2026 from $1.6 billion in 2025.

This increase was caused by:
•$79 million - higher onboard spending by our guests
•$55 million - 3.4% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2026 total revenues. Passenger ticket revenues increased by $93 million, or 6.0%, to $1.6 billion in 2026 from $1.5 billion in 2025.

This increase was caused by:
•$60 million - net favorable foreign currency translation impact
•$49 million - higher ticket prices
•$17 million - 1.1 percentage point increase in occupancy

These increases were partially offset by a decrease of $27 million in air transportation revenue.

The remaining 23% of our Europe segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $18 million, or 3.9%, to $493 million in 2026 from $474 million in 2025.

Operating Expenses

Consolidated

Operating expenses increased by $339 million, or 8.7%, to $4.2 billion in 2026 from $3.9 billion in 2025.

This increase was caused by:
•$121 million - higher fuel prices
•$103 million - nonrecurrence of gains from the sale of one North America segment ship and one Europe segment ship in 2025
•$82 million - 2.0% capacity increase in ALBDs
•$44 million - net unfavorable foreign currency translation impact
•$30 million - higher cruise Payroll and related expenses driven by higher crew travel costs resulting from the Middle East conflict

These increases were partially offset by:
•$42 million - lower repair and maintenance expenses (including dry-dock expenses)
•$23 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $47 million, or 5.8%, to $863 million in 2026 from $816 million in 2025.

Depreciation and amortization expenses increased by $31 million, or 4.4%, to $723 million in 2026 from $692 million in 2025.

North America Segment

Operating expenses increased by $184 million, or 7.1%, to $2.8 billion in 2026 from $2.6 billion in 2025.

This increase was caused by:
•$87 million - 3.4% capacity increase in ALBDs
•$85 million - higher fuel prices
•$46 million - nonrecurrence of a gain from the sale of one ship in 2025

These increases were partially offset by:
•$20 million - lower fuel consumption per ALBD
•$18 million - lower repair and maintenance expenses (including dry-dock expenses)

Selling and administrative expenses increased by $21 million, or 4.4%, to $493 million in 2026 from $473 million in 2025.

Depreciation and amortization expenses increased by $27 million, or 6.1%, to $477 million in 2026 from $450 million in 2025.

Europe Segment

Operating expenses increased by $126 million, or 10%, to $1.3 billion in 2026 from $1.2 billion in 2025.

This increase was caused by:
•$57 million - nonrecurrence of a gain from the sale of one ship in 2025
•$44 million - net unfavorable foreign currency translation impact
•$35 million - higher fuel prices
•$19 million - higher cruise Payroll and related expenses driven by higher crew travel costs resulting from the Middle East conflict

These increases were partially offset by $24 million of lower repair and maintenance expenses (including dry-dock expenses).

Selling and administrative expenses increased by $11 million, or 4.6%, to $260 million in 2026 from $248 million in 2025.

Depreciation and amortization expenses increased by $16 million, or 8.5%, to $203 million in 2026 from $187 million in 2025.

Operating Income

Our consolidated operating income decreased by $83 million to $851 million in 2026 from $934 million in 2025. Our North America segment’s operating income decreased by $33 million to $658 million in 2026 from $691 million in 2025, and our Europe segment’s operating income decreased by $42 million to $326 million in 2026 from $368 million in 2025. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $56 million, or 16%, to $285 million in 2026 from $341 million in 2025. The decrease was caused by a decrease in total debt and lower average interest rates.

Six Months Ended May 31, 2026 (“2026”) Compared to Six Months Ended May 31, 2025 (“2025”)

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2026 total revenues. Passenger ticket revenues increased by $359 million, or 4.5%, to $8.3 billion in 2026 from $7.9 billion in 2025.

This increase was caused by:
•$218 million - net favorable foreign currency translation impact
•$104 million - higher ticket prices
•$96 million - 1.2% capacity increase in ALBDs

These increases were partially offset by a decrease of $62 million in air transportation revenue.

The remaining 35% of 2026 total revenues were comprised of Onboard and other revenues, which increased by $330 million, or 7.8%, to $4.5 billion in 2026 from $4.2 billion in 2025.

This increase was driven by:
•$181 million - higher onboard spending by our guests
•$68 million - 1.2% capacity increase in ALBDs
•$67 million - net favorable foreign currency translation impact

These increases were partially offset by a 0.1 percentage point decrease in occupancy, representing $20 million.

North America Segment

Passenger ticket revenues made up 60% of our North America segment’s 2026 total revenues. Passenger ticket revenues increased by $91 million, or 1.8%, to $5.1 billion in 2026 from $5.0 billion in 2025.

This increase was caused by:
•$121 million - 2.4% capacity increase in ALBDs
•$35 million - higher ticket prices

These increases were partially offset by a 1.2 percentage point decrease in occupancy, representing $57 million.

The remaining 40% of our North America segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $219 million, or 7.0%, to $3.3 billion in 2026 from $3.1 billion in 2025.

This increase was caused by:
•$171 million - higher onboard spending by our guests
•$75 million - 2.4% capacity increase in ALBDs

These increases were partially offset by a 1.2 percentage point decrease in occupancy, representing $36 million.

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2026 total revenues. Passenger ticket revenues increased by $265 million, or 9.0%, to $3.2 billion in 2026 from $3.0 billion in 2025.

This increase was caused by:
•$218 million - net favorable foreign currency translation impact
•$69 million - higher ticket prices
•$53 million - 1.8 percentage point increase in occupancy

These increases were partially offset by:
•$47 million - decrease in air transportation revenue
•$25 million - 0.8% capacity decrease in ALBDs

The remaining 23% of our Europe segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $86 million, or 9.7%, to $973 million in 2026 from $887 million in 2025. This increase was driven by a net favorable foreign currency translation impact of $67 million.

Operating Expenses

Consolidated

Operating expenses increased by $512 million, or 6.7%, to $8.2 billion in 2026 from $7.7 billion in 2025.

This increase was caused by:
•$170 million - net unfavorable foreign currency translation impact
•$103 million - nonrecurrence of gains from the sale of one North America segment ship and one Europe segment ship in 2025
•$101 million - 1.2% capacity increase in ALBDs
•$65 million - higher fuel prices
•$38 million - higher cruise Payroll and related expenses driven by higher crew travel costs resulting from the Middle East conflict
•$34 million - higher repair and maintenance expenses (including dry-dock expenses)
•$28 million - higher emission allowance costs due to a greater volume of emissions subject to the ETS in 2026 compared to 2025
•$24 million - higher port expenses

These increases were partially offset by:
•$49 million - lower fuel consumption per ALBD
•$31 million - lower Commissions, transportation and other expenses driven by lower air transportation expenses

Selling and administrative expenses increased by $123 million, or 7.4%, to $1.8 billion in 2026 from $1.7 billion in 2025.

Depreciation and amortization expenses increased by $72 million, or 5.4%, to $1.4 billion in 2026 from $1.3 billion in 2025.

North America Segment

Operating expenses increased by $200 million, or 4.0%, to $5.2 billion in 2026 from $5.0 billion in 2025.

This increase was caused by:
•$121 million - 2.4% capacity increase in ALBDs
•$48 million - higher fuel prices
•$46 million - nonrecurrence of a gain from the sale of one ship in 2025
•$21 million - higher cruise Payroll and related expenses driven by higher crew travel costs resulting from the Middle East conflict

These increases were partially offset by $39 million of lower fuel consumption per ALBD.

Selling and administrative expenses increased by $36 million, or 3.7%, and were $1.0 billion in 2026 and 2025.

Depreciation and amortization expenses increased by $54 million, or 6.1%, to $937 million in 2026 from $884 million in 2025.

Europe Segment

Operating expenses increased by $277 million, or 11%, to $2.8 billion in 2026 from $2.5 billion in 2025.

This increase was caused by:
•$173 million - net unfavorable foreign currency translation impact
•$57 million - nonrecurrence of a gain from the sale of one ship in 2025
•$23 million - higher emission allowance costs due to a greater volume of emissions subject to the ETS in 2026 compared to 2025
•$20 million - higher port expenses
•$17 million - higher fuel prices
•$17 million - higher cruise Payroll and related expenses driven by higher crew travel costs resulting from the Middle East conflict

These increases were partially offset by:
•$35 million - lower Commissions, transportation and other expenses driven by lower air transportation expenses
•$21 million - 0.8% capacity decrease in ALBDs

Selling and administrative expenses increased by $44 million, or 8.9%, to $543 million in 2026 from $499 million in 2025.

Depreciation and amortization expenses increased by $41 million, or 12%, to $397 million in 2026 from $356 million in 2025. This increase was caused by net unfavorable foreign currency translation impacts and fleet enhancements.

Operating Income

Our consolidated operating income decreased by $19 million and was $1.5 billion in 2026 and 2025. Our North America segment’s operating income increased by $20 million and was $1.2 billion in 2026 and 2025, and our Europe segment’s operating income decreased by $12 million to $496 million in 2026 from $508 million in 2025. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $141 million, or 20%, to $577 million in 2026 from $718 million in 2025. The decrease was caused by a decrease in total debt and lower average interest rates.

Other income (expense), net changed by $66 million, to $(70) million in 2026 from $(4) million in 2025 principally due to foreign currency remeasurement.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2026, we had $6.7 billion of liquidity including $2.2 billion of cash and cash equivalents and $4.5 billion available for borrowing under our multicurrency revolving credit facility. In addition, we had $10.8 billion of undrawn export credit facilities to fund future ship deliveries.

We had a working capital deficit of $8.9 billion as of May 31, 2026 and November 30, 2025. We operate with a substantial working capital deficit, largely due to our business model in which guest cruise deposits and the advance purchases of onboard and other services are collected ahead of the sailing date and recorded as a liability until recognized as revenue. These customer deposits are used alongside other cash sources to fund operations, service debt, and support capital investments. In addition, we have a relatively low level of accounts receivable and limited investment in inventories.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $3.9 billion of net cash flows from operating activities during the six months ended May 31, 2026, an increase of $575 million, compared to $3.3 billion provided for the same period in 2025. This was caused by an improvement in our earnings with $801 million of net income in 2026 compared to $494 million of net income in 2025, which includes the nonrecurrence of gains from the sale of one North America segment ship and one Europe segment ship in 2025, partially offset by the nonrecurrence of losses on debt extinguishment in 2025, as well as other working capital changes.

Investing Activities

During the six months ended May 31, 2026, net cash used in investing activities was $1.5 billion. This was caused by:
•Capital expenditures of $1.4 billion substantially all attributable to ship improvements, our ongoing new shipbuilding program and development of our portfolio of exclusive destinations
•Advances of $46 million to one of our equity method investments

During the six months ended May 31, 2025, net cash used in investing activities was $1.2 billion. This was driven by:
•Capital expenditures of $1.5 billion primarily attributable to ship improvements and developments in our port destinations and exclusive islands
•Proceeds of $312 million substantially all from the sales of one North America segment ship and one Europe segment ship

Financing Activities

During the six months ended May 31, 2026, net cash used in financing activities of $2.1 billion was driven by:
•Repayments of $1.2 billion of long-term debt
•Dividends of $414 million
•Share repurchases of $381 million

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

(in billions)	2026	2027	2028	2029	2030	Thereafter
Future export credit facilities at May 31, 2026	$—	$1.3	$1.3	$1.7	$1.5	$4.9

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At May 31, 2026, we were in compliance with the applicable covenants under our debt agreements.

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

Interest Rate Risks

The composition of our debt was as follows:

May 31, 2026
Fixed rate	52%
EUR fixed rate	32%
Floating rate	5%
EUR floating rate	10%

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

Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2026, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In March 2026, we announced a share repurchase program of up to $2.5 billion (“Repurchase Program”). The timing, volume and structure of any share repurchases will be subject to market and general economic conditions, the prevailing share price(s) and applicable legal requirements. The Repurchase Program does not have an expiration date.

During the three months ended May 31, 2026, purchases of Carnival Corporation common shares pursuant to the Repurchase Program were as follows:

Period	Total number of shares purchased (a) (in millions)	Average price paid per Common Share	Maximum dollar value that may yet be purchased under the Repurchase Program (in millions)
March 1, 2026 through March 31, 2026	—	$—	$2,500
April 1, 2026 through April 30, 2026	3.4	$26.56	$2,410
May 1, 2026 through May 31, 2026	11.7	$25.65	$2,110
Total	15.1	$25.85

(a)No shares of Carnival Corporation were purchased outside of publicly announced plans or programs.

Item 5. Other Information.

Trading Plans

During the quarter ended May 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith

Articles of Incorporation and By-laws

3.1	Memorandum of Continuance of Carnival Corporation Ltd.	8-K	3.1	5/7/2026
3.2	Bye-Laws of Carnival Corporation Ltd.	8-K	3.2	5/7/2026

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Termination Agreement, dated May 6, 2026, between Corporation and Carnival plc.	8-K	4.1	5/7/2026

Material Contracts
10.1*	Carnival Corporation Ltd. 2020 Stock Plan (as amended and restated effective May 7, 2026).				X

10.2*	Carnival Corporation Ltd. Management Incentive Plan (as amended and restated effective May 7, 2026).				X

10.3*	Form of Time-Based Restricted Share Unit Agreement for the Carnival Corporation Ltd. 2020 Stock Plan.				X

10.4*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation Ltd. 2020 Stock Plan.				X

10.5*	Form of Non-Employee Director Annual Unrestricted Share Award Agreement for the Carnival Corporation Ltd. 2020 Stock Plan.				X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation Ltd. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation Ltd. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**
Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

Interactive Data File

101
The consolidated financial statements included in Carnival Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, as filed with the Securities and Exchange Commission on June 26, 2026, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2026 and 2025;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2026 and 2025;				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
	(iii) the Consolidated Balance Sheets at May 31, 2026 and November 30, 2025;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2026 and 2025;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2026 and 2025;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page included in Carnival Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, as filed with the Securities and Exchange Commission on June 26, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION LTD.

/s/ Josh Weinstein
Josh Weinstein
Chief Executive Officer

/s/ David Bernstein
David Bernstein
Chief Financial Officer and Chief Accounting Officer

Date: June 26, 2026