Form 10-Q
period 2026-08-31
Carnival Corp Ltd.
filed 2026-09-29
CIK 815097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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

As of September 22, 2026, Carnival Corporation Ltd. had 1,344,610,129 common shares outstanding, $0.01 par value.

CARNIVAL CORPORATION LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Passenger ticket	$5,529	$5,430	$13,825	$13,366
Onboard and other	2,906	2,723	7,438	6,925
Total Revenues	8,435	8,153	21,263	20,292
Cruise and tour operating expenses:
Commissions, transportation and other	988	973	2,638	2,603
Onboard and other	902	883	2,217	2,154
Payroll and related	641	636	2,024	1,915
Fuel	615	451	1,607	1,384
Food	401	398	1,172	1,124
Other operating	1,081	1,044	3,135	2,858
Total Cruise and tour operating expenses	4,628	4,385	12,792	12,037
Selling and administrative expense	834	779	2,621	2,442
Depreciation and amortization expense	754	717	2,172	2,064
Operating Income	2,220	2,271	3,678	3,748
Interest income	17	15	41	34
Interest expense, net of capitalized interest	(285)	(317)	(862)	(1,034)
Debt extinguishment and modification costs	(23)	(111)	(23)	(366)
Other income (expense), net	10	0	(60)	(4)
Income Before Income Taxes	1,939	1,860	2,774	2,377
Income tax expense, net	(16)	(6)	(50)	(30)
Net Income	1,923	1,854	2,725	2,348
Less: net income attributable to noncontrolling interests	3	2	9	10
Net Income attributable to Carnival Corporation Ltd.	$1,920	$1,852	$2,715	$2,338
Earnings Per Share
Basic	$1.41	$1.41	$1.97	$1.78
Diluted	$1.40	$1.33	$1.96	$1.71

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Net Income	$1,923	$1,854	$2,725	$2,348
Items Included in Other Comprehensive Income
Change in foreign currency translation adjustment	27	18	97	233
Other	(0)	20	(1)	27
Other Comprehensive Income	27	39	96	260
Total Comprehensive Income	1,950	1,893	2,821	2,608
Less: comprehensive income attributable to noncontrolling interests	3	2	9	10
Comprehensive Income attributable to Carnival Corporation Ltd.	$1,947	$1,890	$2,811	$2,598

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2026	November 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,220	$1,928
Trade and other receivables, net	670	678
Inventories	528	505
Prepaid expenses and other	1,004	1,108
Total current assets	3,421	4,219
Property and Equipment, Net	43,397	43,494
Operating Lease Right-of-Use Assets, Net	1,228	1,328
Goodwill	579	579
Other Intangibles	1,181	1,177
Other Assets	1,166	890
	$50,971	$51,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,036	$2,603
Current portion of operating lease liabilities	168	175
Accounts payable	1,159	1,245
Accrued liabilities and other	1,983	2,239
Customer deposits	7,129	6,831
Total current liabilities	12,475	13,092
Long-Term Debt	21,876	24,037
Long-Term Operating Lease Liabilities	1,082	1,178
Other Long-Term Liabilities	1,333	1,097
Contingencies and Commitments
Shareholders’ Equity
Carnival Corporation Ltd. common shares, $0.01 par value; 1,960 shares authorized; 1,514 shares issued at 2026 and 1,298 shares issued at 2025	15	13
Carnival plc ordinary shares, $1.66 par value; no shares issued at 2026 and 217 shares issued at 2025	—	361
Additional paid-in capital	15,663	17,253
Retained earnings	6,712	4,817
Accumulated other comprehensive income (loss) (“AOCI”)	(1,714)	(1,810)
Treasury stock, 162 shares at 2026 and 131 shares at 2025 of Carnival Corporation Ltd. and no shares at 2026 and 72 shares at 2025 of Carnival plc, at cost	(6,488)	(8,364)
Total shareholders’ equity attributable to Carnival Corporation Ltd.	14,188	12,270
Noncontrolling interests	19	14
Total shareholders’ equity	14,207	12,284
	$50,971	$51,687

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$2,725	$2,348
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,172	2,064
Loss on debt extinguishment	23	358
Share-based compensation	73	70
Amortization of discounts and debt issue costs	81	88
Non-cash lease expense	127	119
(Gain) loss on sales of ships	2	(103)
Greenhouse gas regulatory expense	118	63
Other	96	35
	5,417	5,041
Changes in operating assets and liabilities
Trade and other receivables, net	21	(63)
Inventories	(26)	35
Prepaid expenses and other assets	(221)	(138)
Accounts payable	(15)	15
Accrued liabilities and other	(190)	(360)
Customer deposits	318	171
Net cash provided by operating activities	5,303	4,700
INVESTING ACTIVITIES
Purchases of property and equipment	(2,139)	(2,105)
Proceeds from sales of ships and other property and equipment	3	312
Advances to affiliates	(50)	(90)
Other	3	68
Net cash used in investing activities	(2,183)	(1,815)
FINANCING ACTIVITIES
Repayments of long-term debt	(2,186)	(10,676)
Debt issuance costs	(51)	(68)
Debt extinguishment costs	(18)	(242)
Proceeds from issuance of long-term debt	—	8,618
Dividends paid	(618)	—
Share repurchases	(929)	—
Other	(31)	13
Net cash used in financing activities	(3,832)	(2,355)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	30
Net increase (decrease) in cash, cash equivalents and restricted cash	(718)	560
Cash, cash equivalents and restricted cash at beginning of period	1,958	1,231
Cash, cash equivalents and restricted cash at end of period	$1,240	$1,792

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common shares	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Non-controlling interests	Total shareholders’ equity
At May 31, 2026	$15	$—	$15,640	$4,996	$(1,741)	$(5,943)	$16	$12,984
Net income	—	—	—	1,920	—	—	3	1,923
Other comprehensive income	—	—	—	—	27	—	—	27
Cash dividends ($0.15 per share)	—	—	—	(204)	—	—	—	(204)
Share repurchases	—	—	—	—	—	(549)	—	(549)
Share-based compensation and other	—	—	23	(1)	—	4	—	26
At August 31, 2026	$15	$—	$15,663	$6,712	$(1,714)	$(6,488)	$19	$14,207

At May 31, 2025	$13	$361	$17,197	$2,543	$(1,753)	$(8,364)	$11	$10,007
Net income	—	—	—	1,852	—	—	2	1,854
Other comprehensive income	—	—	—	—	39	—	—	39
Share-based compensation and other	0	0	29	0	—	0	—	29
At August 31, 2025	$13	$361	$17,225	$4,395	$(1,715)	$(8,364)	$13	$11,928

	Nine Months Ended
	Common shares	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Non-controlling interests	Total shareholders’ equity
At November 30, 2025	$13	$361	$17,253	$4,817	$(1,810)	$(8,364)	$14	$12,284
Net income	—	—	—	2,715	—	—	9	2,725
Other comprehensive income	—	—	—	—	96	—	—	96
DLC unification share exchange and related costs	1	(361)	(2,225)	—	—	2,563	—	(22)
Cash dividends ($0.45 per share)	—	—	—	(618)	—	—	—	(618)
Conversion of Convertible Notes	1	—	617	—	—	—	—	618
Share repurchases	—	—	—	—	—	(939)	—	(939)
Issuance of treasury shares for vested share-based awards	—	—	(61)	(202)	—	262	—	—
Share-based compensation and other	0	0	78	(1)	—	(10)	(4)	64
At August 31, 2026	$15	$—	$15,663	$6,712	$(1,714)	$(6,488)	$19	$14,207

At November 30, 2024	$13	$361	$17,150	$2,101	$(1,975)	$(8,404)	$6	$9,251
Net income	—	—	—	2,338	—	—	10	2,348
Other comprehensive income	—	—	—	—	260	—	—	260
Issuance of treasury shares for vested share-based awards	—	—	—	(44)	—	44	—	—
Share-based compensation and other	0	0	76	0	—	(5)	(2)	69
At August 31, 2025	$13	$361	$17,225	$4,395	$(1,715)	$(8,364)	$13	$11,928

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

DLC Unification and Redomiciliation

In May 2026, we completed the unification of the dual listed company structure under a single company, Carnival Corporation Ltd., listed solely on the New York Stock Exchange (“DLC Unification”). Carnival plc shareholders received Carnival Corporation Ltd. shares on a one-for-one basis, and the Carnival plc shares and American Depositary Receipts were de-listed from the London Stock Exchange and the New York Stock Exchange. Additionally, we completed the migration of our legal incorporation from Panama to Bermuda (“Redomiciliation”). There have been no material changes to our business, including strategy, underlying assets and operations following the DLC Unification and Redomiciliation. As a result of these transactions, the accompanying Consolidated Statements of Shareholders’ Equity as of and subsequent to May 31, 2026, reflect only the equity of Carnival Corporation Ltd.

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

For 2025, we reclassified certain immaterial amounts within operating activities in the Consolidated Statements of Cash Flows to conform to the current year presentation. These reclassifications did not affect net cash provided by operating activities. We also reclassified certain immaterial amounts in the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity to separately present amounts attributable to noncontrolling interests primarily associated with our subsidiaries that operate Isla Tropicale and Amber Cove.

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

Substantially all of our long-lived assets consist of our ships, which are mobile and may be deployed in different geographic areas.

Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance, Income Taxes - Improvements to Income Tax Disclosures. This guidance requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, as well as other amendments relating to income tax disclosures. This guidance is effective for our fiscal 2026 annual financial statements on a prospective basis with the option to apply retrospectively. While this guidance will not have an impact on our consolidated financial statements, it will affect certain income tax disclosures.

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

In July 2025, the FASB issued guidance, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Revenue from Contracts with Customers. We early adopted this guidance on a prospective basis as of August 31, 2026 and elected the practical expedient. The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued guidance, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes references to software development stages. Entities will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable the project will be completed and the software will be used as intended. This guidance is required to be adopted by us in the first quarter of 2029 on a prospective, modified or retrospective basis. We are evaluating the impact this guidance may have on our consolidated financial statements.

In May 2026, the FASB issued guidance, Environmental Credits and Environmental Credit Obligations. This guidance establishes recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is required to be adopted by us in the first quarter of 2029 on a retrospective basis. While this guidance will not have an impact on our consolidated financial statements, it will affect certain disclosures related to environmental credit obligations.

NOTE 2 – Revenue and Expense Recognition

Guest cruise ticket deposits and advance onboard purchases are initially included in Customer deposits when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct expenses of a voyage are recognized as cruise expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and expenses on a completed voyage basis versus on a pro rata basis is not material. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between Passenger ticket revenues and Onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Future travel discount vouchers are included as a reduction of Passenger ticket revenues when such vouchers are utilized. Guest cancellation fees, when applicable, are recognized in Passenger ticket revenues at the time of cancellation.

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in Passenger ticket revenues. The related expenses of these services are included in Prepaid expenses and other when paid prior to the start of a voyage and are subsequently recognized in Commissions, transportation and other expenses at the time of revenue recognition. We had prepaid air and other transportation expenses of $200 million as of August 31, 2026 and $233 million as of November 30, 2025. The proceeds that we collect from the sales of third-party shore excursions are included in Onboard and other revenues and the related expenses are included in Onboard and other expenses. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in Onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

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

Revenues by Country

Revenues by country are based on where our guests are sourced and were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2026	2025	2026	2025
United States	$4,989	$4,764	$11,875	$11,424
Germany	991	987	2,678	2,498
United Kingdom	903	870	2,472	2,276
Other (a)	1,552	1,532	4,239	4,094
	$8,435	$8,153	$21,263	$20,292

(a)No other individual country’s revenue exceeded 10% for the three and nine months ended August 31, 2026 and 2025.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. We also offer our guests the opportunity to make advance purchases of certain onboard and other services. Cash received from guests in advance of the cruise is recorded in Customer deposits and in Other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had total customer deposits of $7.6 billion as of August 31, 2026 and $7.2 billion as of November 30, 2025. Our customer deposits balance changes due to the seasonal nature of cash collections, which typically results from higher ticket prices and occupancy levels during the third quarter, the recognition of revenue, refunds of customer deposits and foreign currency changes.

Trade and Other Receivables

We have receivables primarily from credit card merchants for cruise ticket purchases and onboard revenue, as well as receivables from travel agents and other parties. Although we generally require full payment from our guests prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. These receivables are included within Trade and other receivables, net of allowances for expected credit losses.

Contract Costs

We recognize incremental travel agent commissions and credit and debit card fees incurred as a result of obtaining the ticket contract as assets when paid prior to the start of a voyage. We record these amounts within Prepaid expenses and other and subsequently recognize these amounts as Commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We had incremental costs of obtaining contracts with customers recognized as assets of $394 million as of August 31, 2026 and $363 million as of November 30, 2025.

NOTE 3 – Debt

(in millions)	Maturity	Rate (a)	August 31, 2026	November 30, 2025
Unsecured Subsidiary Guaranteed
Notes
Convertible Notes	Dec 2025 (b)	5.75%	$—	$1,131
Notes (c)	Jun 2027	7.88%	192	192
Notes (c)	Aug 2028	4.00%	2,406	2,406
Notes (d)	Aug 2029	7.00%	—	500
Export Credit Facilities
Floating rate	Dec 2031	SOFR + 1.20% (e)	377	446
Fixed rate	Aug 2027 - Dec 2032	2.42 - 3.38%	1,710	1,983
EUR floating rate	Oct 2026 - Nov 2034	EURIBOR + 0.55 - 0.80%	1,631	1,839
EUR fixed rate	Feb 2031 - Sep 2037	1.05 - 4.00%	4,637	5,123
Total Unsecured Subsidiary Guaranteed			10,953	13,619
Unsecured (No Subsidiary Guarantee)
Notes
Notes	Jan 2028	6.65%	200	200
Notes (f)	May 2029	5.13%	1,250	1,250
EUR Notes	Oct 2029	1.00%	695	696
EUR Notes (f)	Jan 2030	5.75%	579	580
Notes (f)	Mar 2030	5.75%	1,000	1,000
Notes (f)	Jun 2031	5.88%	1,000	1,000
EUR Notes (f)	Jul 2031	4.13%	1,158	1,160
Notes (f)	Aug 2032	5.75%	3,000	3,000
Notes (f)	Feb 2033	6.13%	2,000	2,000
Loans
Floating rate (f)	Aug 2027 - Nov 2027	SOFR + 1.13 - 1.38%	900	900
EUR floating rate	Apr 2029	EURIBOR + 1.95%	348	348
Export Credit Facilities
EUR floating rate (f)	Dec 2033	EURIBOR + 0.55%	548	621
EUR fixed rate (f)	Jan 2034 - Apr 2036	1.25 - 1.73%	928	1,010
Total Unsecured (No Subsidiary Guarantee)			13,606	13,764
Total Debt			24,559	27,383
Less: unamortized debt issuance costs and discounts			(647)	(744)
Total Debt, net of unamortized debt issuance costs and discounts			23,912	26,640
Less: Current portion of long-term debt			(2,036)	(2,603)
Long-Term Debt			$21,876	$24,037

(a)The reference rates, together with any applicable credit adjustment spread, for all of our floating rate debt have a 0.00% floor.
(b)See “Convertible Notes” below.
(c)Our 7.88% notes due 2027 and 4.00% notes due 2028 that were secured on a first-priority basis by certain collateral as of November 30, 2025, were no longer secured as of August 31, 2026.
(d)Our 7.00% notes due 2029 that were secured on a first-priority basis by certain collateral as of November 30, 2025, became unsecured in June 2026. We subsequently redeemed the outstanding principal amount of the notes and recognized $23 million of debt extinguishment costs as a result of the redemption.

(e)Includes applicable credit adjustment spread.
(f)Certain of our notes, loans and export credit facilities that were subject to subsidiary guarantees as of November 30, 2025, were no longer subject to such guarantees as of August 31, 2026.

As of August 31, 2026, all of our outstanding debt is issued or guaranteed by substantially the same entities with the exception of the $1.7 billion of export credit facilities of Sun Princess Limited and Sun Princess II Limited, which do not guarantee our other outstanding debt.

As of August 31, 2026, the scheduled maturities of our debt are as follows:

(in millions)
Year	Principal Payments
Remainder of 2026	$301
2027	2,517
2028	3,961
2029	3,631
2030	2,885
Thereafter	11,264
Total	$24,559

Revolving Facility

As of August 31, 2026, we had $4.5 billion available for borrowing under the Revolving Facility. We may borrow or utilize available amounts under the Revolving Facility through June 2030, subject to the satisfaction of the conditions in the facility.

Export Credit Facilities

As of August 31, 2026, we had $10.7 billion of undrawn export credit facilities to fund ship deliveries planned through 2033. As of August 31, 2026, the net book value of our ships subject to negative pledges was $20.6 billion.

Convertible Notes

In December 2025, we settled $1.1 billion principal amount of the 2027 Convertible Notes, resulting in the issuance of 69.1 million shares of Carnival Corporation common stock and a cash payment of $500 million.

Covenant Compliance

As of August 31, 2026, the most restrictive covenants for our Revolving Facility, unsecured loans and export credit facilities include the following:

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

At August 31, 2026, we were in compliance with the applicable covenants under our debt agreements. Generally, if an event of default under any debt agreement occurs, then, pursuant to cross-default and/or cross-acceleration clauses therein, substantially all of our outstanding debt could become due, and our debt could be terminated. Any financial covenant amendment may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable.

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

As of August 31, 2026, two purported class actions brought against us by former guests in the Federal Court in Australia and in Italy remain pending. These actions include claims based on a variety of theories, including negligence, gross negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed to and/or contracting COVID-19 onboard our ships. On March 31, 2025, the court in the Italian matter returned a ruling rejecting most of the plaintiffs’ claims and awarding a half-price fare reduction for certain passengers. Plaintiffs appealed the ruling. On April 21, 2026, the appellate court reversed the lower court’s decision, ordering us to pay damages of a non-material amount. We believe the ultimate outcome of these matters will not have a material impact on our consolidated financial statements.

In April 2026, six purported class actions were brought in the U.S. District Court for the Southern District of Florida against Carnival Corporation in relation to a data security incident which occurred on April 14, 2026. These actions include claims based on a variety of theories, including negligence, breach of implied contract, invasion of privacy and unjust enrichment, and seek equitable relief and monetary damages. In May 2026, the District Court granted the various plaintiffs’ motion to consolidate the matters. On June 22, 2026, the plaintiffs filed an amended consolidated complaint. On August 14, 2026, the court entered an order staying the proceedings until December 11, 2026. We believe the ultimate outcome of this matter will not have a material impact on our consolidated financial statements.

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

Ship Commitments

As of August 31, 2026, our new ship contractual capital commitments were $0.3 billion for the remainder of 2026 and $1.6 billion, $1.5 billion, $1.8 billion, $1.7 billion and $11.4 billion for the years ending November 30, 2027, 2028, 2029, 2030 and thereafter.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2026				November 30, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$20,756	$—	$20,171	$—	$23,229	$—	$24,167	$—
Floating rate debt (a)	3,804	—	3,807	—	4,154	—	4,142	—
Total	$24,559	$—	$23,978	$—	$27,383	$—	$28,308	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

Cash equivalents consisting of money market funds and cash investments with original maturities of less than 90 days were $0.6 billion as of August 31, 2026 and $1.4 billion as of November 30, 2025. These cash equivalents are considered Level 1 instruments.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trademarks

As of July 31, 2026, we performed our annual impairment reviews and determined there was no impairment for goodwill or trademarks.

As of August 31, 2026 and November 30, 2025, goodwill for our North America segment was $579 million.

	Trademarks
(in millions)	North America Segment	Europe Segment	Total
November 30, 2025	$927	$249	$1,176
Exchange movements	—	4	4
August 31, 2026	$927	$253	$1,180

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

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. At August 31, 2026, our newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments for non-euro functional currency cruise lines. The cost of shipbuilding orders that we may place in the future that are denominated in a different currency than the functional currency of the cruise line will be affected by foreign currency exchange rate fluctuations. We have in the past and may in the future utilize derivative financial instruments, such as foreign currency derivatives, to manage our exposure to newbuild currency risks. Our decisions to hedge non-functional currency ship commitments for our cruise lines are made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

The below tables include our calculation of adjusted operating income (loss), our significant segment expenses, and a reconciliation of adjusted operating income (loss) to income before income taxes:

	Three Months Ended August 31, 2026
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$5,543	$2,606	$96		$191	$8,435
Cruise and tour operating expenses:
Commissions, transportation and other	713	312	(37)	(e)	—
Onboard and other	722	165	15		—
Payroll and related	342	254	45		—
Fuel	403	210	2		—
Food	287	113	1		—
Adjusted other operating (a)(b)	639	301	35		104
Total adjusted Cruise and tour operating expenses	3,106	1,355	61		104	4,625
Adjusted selling and administrative expense (c)	471	257	92		4	825
Adjusted depreciation and amortization expense (d)	489	206	43		7	746
Adjusted Operating Income (Loss)	1,477	788	(100)		75	2,240
Gain (loss) on ship sales and impairments						(2)
Restructuring expense						(8)
Other						(10)
Interest income						17
Interest expense, net of capitalized interest						(285)
Debt extinguishment and modification costs						(23)
Other income (expense), net						10
Income Before Income Taxes						$1,939

Capital Expenditures	$445	$140	$105		$8	$698

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expense for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gain (loss) on ship sales and impairments.
(c)Excludes restructuring and other expenses that are not part of our core operating business.
(d)Excludes depreciation adjustment that is not an indication of future performance.
(e)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Three Months Ended August 31, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$5,348	$2,551	$74		$179	$8,153
Cruise and tour operating expenses:
Commissions, transportation and other	676	321	(25)	(d)	—
Onboard and other	705	167	12		—
Payroll and related	345	252	38		—
Fuel	295	155	0		—
Food	280	118	1		—
Adjusted other operating (a)(b)	634	288	25		97
Total adjusted Cruise and tour operating expenses	2,936	1,301	52		97	4,385
Adjusted selling and administrative expense (c)	436	244	88		4	773
Depreciation and amortization expense	461	196	53		7	717
Adjusted Operating Income (Loss)	1,515	810	(118)		71	2,278
Gain (loss) on ship sales and impairments						0
Restructuring expense						(3)
Other						(4)
Interest income						15
Interest expense, net of capitalized interest						(317)
Debt extinguishment and modification costs						(111)
Other income (expense), net						0
Income Before Income Taxes						$1,860

Capital Expenditures	$320	$119	$205		$4	$648

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gain (loss) on ship sales and impairments.
(c)Excludes restructuring and other expenses that are not part of our core operating business.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Nine Months Ended August 31, 2026
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$13,974	$6,797	$268		$224	$21,263
Cruise and tour operating expenses:
Commissions, transportation and other	1,688	1,057	(107)	(e)	—
Onboard and other	1,725	436	57		—
Payroll and related	1,097	796	130		—
Fuel	1,063	541	2		—
Food	829	340	3		—
Adjusted other operating (a)(b)	1,939	941	93		159
Total adjusted Cruise and tour operating expenses	8,342	4,111	178		159	12,790
Adjusted selling and administrative expense (c)	1,501	799	262		15	2,577
Adjusted depreciation and amortization expense (d)	1,426	603	114		21	2,164
Adjusted Operating Income (Loss)	2,705	1,284	(287)		30	3,732
Gain (loss) on ship sales and impairments						(2)
Restructuring expense						(8)
Other						(43)
Interest income						41
Interest expense, net of capitalized interest						(862)
Debt extinguishment and modification costs						(23)
Other income (expense), net						(60)
Income Before Income Taxes						$2,774

Capital Expenditures	$1,244	$496	$363		$36	$2,139

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gain (loss) on ship sales and impairments.
(c)Excludes restructuring and other expenses that are not part of our core operating business.
(d)Excludes depreciation adjustment that is not an indication of future performance.
(e)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

	Nine Months Ended August 31, 2025
(in millions)	North America	Europe	Cruise Support		Tour and Other	Total
Total Revenues	$13,469	$6,392	$219		$212	$20,292
Cruise and tour operating expenses:
Commissions, transportation and other	1,624	1,051	(72)	(d)	—
Onboard and other	1,703	413	37		—
Payroll and related	1,062	745	108		—
Fuel	924	458	1		—
Food	799	324	1		—
Adjusted other operating (a)(b)	1,902	845	67		144
Total adjusted Cruise and tour operating expenses	8,015	3,836	143		144	12,138
Adjusted selling and administrative expense (c)	1,427	743	251		13	2,434
Depreciation and amortization expense	1,345	552	148		19	2,064
Adjusted Operating Income (Loss)	2,681	1,261	(322)		36	3,656
Gain (loss) on ship sales and impairments						101
Restructuring expense						(5)
Other						(4)
Interest income						34
Interest expense, net of capitalized interest						(1,034)
Debt extinguishment and modification costs						(366)
Other income (expense), net						(4)
Income Before Income Taxes						$2,377

Capital Expenditures	$1,116	$397	$559		$34	$2,105

(a)Represents other operating expenses, which include port costs that do not vary with guest head counts; repairs and maintenance, including minor improvements and dry-dock expenses; hotel costs; entertainment; freight and logistics; insurance premiums; tour and other expenses for our hotel and transportation operations and all other ship operating expenses.
(b)Excludes gain (loss) on ship sales and impairments.
(c)Excludes restructuring and other expenses that are not part of our core operating business.
(d)Includes intercompany port fees, taxes and charges to our cruise segments related to our port destinations and exclusive islands, which eliminate in consolidation.

Total assets were as follows:

(in millions)	August 31, 2026	November 30, 2025
North America	$31,164	$31,400
Europe	16,087	16,030
Cruise Support	3,281	3,836
Tour and Other	439	421
	$50,971	$51,687

NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to Carnival Corporation Ltd.	$1,920	$1,852	$2,715	$2,338
Interest expense on dilutive Convertible Notes	—	18	0	53
Net income attributable to Carnival Corporation Ltd. for diluted earnings per share	$1,920	$1,870	$2,716	$2,391

Weighted-average shares outstanding	1,363	1,313	1,375	1,311
Dilutive effect of equity awards	5	5	6	5
Dilutive effect of Convertible Notes	—	84	1	84
Diluted weighted-average shares outstanding	1,368	1,402	1,382	1,401

Basic earnings per share	$1.41	$1.41	$1.97	$1.78
Diluted earnings per share	$1.40	$1.33	$1.96	$1.71

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2026	November 30, 2025
Cash and cash equivalents (Consolidated Balance Sheets)	$1,220	$1,928
Restricted cash (included in Prepaid expenses and other and Other assets)	20	30
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,240	$1,958

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. Examples of these factors include, but are not limited to, those discussed in “Item 1A. Risk Factors,” included in the Form 10-K.

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

Seasonality

Our Passenger ticket revenues are seasonal. Demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is typically earned during this period. Our results are also impacted by ships being taken out-of-service for planned maintenance, which are typically scheduled during non-peak seasons. In addition, all of Holland America Princess Alaska Tours’ revenue and operating income is generated from May through September in conjunction with Alaska’s cruise season.

Known Trends and Uncertainties

Geopolitical tensions and related concerns have and could continue to impact our profitability and may heighten other risks discussed in “Item 1A. Risk Factors,” included in the Form 10-K. While we continue to experience increased fuel prices, any further disruptions or escalation could result in increased fuel costs and adversely impact our profitability.

We became subject to the EU Emissions Trading System (“ETS”) on January 1, 2024, which includes a three-year phase-in period. The impact of this regulation in 2025 was $91 million, which represented costs associated with 70% of emissions under the ETS operational scope. In 2026, all in scope emissions are subject to the ETS and the expected impact is approximately $160 million.

We believe fluctuations in foreign currency exchange rates and evolving regulatory requirements related to the reduction of greenhouse gas emissions may adversely impact our profitability in both the short and long term.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Passenger Cruise Days (“PCDs”) (in millions) (a)	27.9	27.5	78.0	77.1
Available Lower Berth Days (“ALBDs”) (in millions) (b)(c)	24.9	24.6	73.3	72.3
Occupancy percentage (d)	111.8%	111.7%	106.5%	106.5%
Passengers carried (in millions)	3.9	3.8	10.5	10.3

Fuel consumption in metric tons (in millions)	0.7	0.7	2.1	2.1
Fuel consumption in metric tons per thousand ALBDs	26.9	28.0	28.0	29.4
Fuel cost per metric ton consumed (excluding emission allowances)	$826	$607	$726	$621

Currencies (USD to 1)
AUD	$0.70	$0.65	$0.70	$0.64
CAD	$0.71	$0.73	$0.72	$0.71
EUR	$1.15	$1.16	$1.16	$1.10
GBP	$1.34	$1.35	$1.34	$1.30

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

(c)For the three and nine months ended August 31, 2026 compared to the three and nine months ended August 31, 2025, we had a 1.5% capacity increase and a 1.3% capacity increase in ALBDs.

(d)Occupancy, in accordance with cruise industry practice, is calculated using a numerator of PCDs and a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2026 (“2026”) Compared to Three Months Ended August 31, 2025 (“2025”)

Revenues

Consolidated

Passenger ticket revenues made up 66% of our 2026 total revenues. Passenger ticket revenues increased by $99 million, or 1.8%, to $5.5 billion in 2026 from $5.4 billion in 2025.

This increase was caused by:
•$80 million - 1.5% capacity increase in ALBDs
•$36 million - higher ticket prices

The remaining 34% of 2026 total revenues were comprised of Onboard and other revenues, which increased by $183 million, or 6.7%, to $2.9 billion in 2026 from $2.7 billion in 2025.

This increase was driven by:
•$104 million - higher onboard spending by our guests
•$47 million - 1.5% capacity increase in ALBDs

North America Segment

Passenger ticket revenues made up 63% of our North America segment’s 2026 total revenues. Passenger ticket revenues increased by $57 million, or 1.6% and were $3.5 billion in 2026 and 2025. This increase was caused by a 2.7% capacity increase in ALBDs, representing $92 million, partially offset by lower ticket prices of $40 million.

The remaining 37% of our North America segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $138 million, or 7.3%, to $2.0 billion in 2026 from $1.9 billion in 2025.

This increase was driven by:
•$79 million - higher onboard spending by our guests
•$50 million - 2.7% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 78% of our Europe segment’s 2026 total revenues. Passenger ticket revenues increased by $39 million, or 2.0%, and were $2.0 billion in 2026 and 2025. This increase was caused by $75 million of higher ticket prices.

The remaining 22% of our Europe segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $16 million, or 2.7%, to $585 million in 2026 from $569 million in 2025.

Operating Expenses

Consolidated

Operating expenses increased by $243 million, or 5.5%, to $4.6 billion in 2026 from $4.4 billion in 2025.

This increase was caused by:
•$149 million - higher fuel prices
•$70 million - 1.5% capacity increase in ALBDs
•$26 million - higher emission allowance costs due to an increase in the percentage of emissions subject to the ETS in 2026 compared to 2025

Selling and administrative expenses increased by $55 million, or 7.1%, to $834 million in 2026 from $779 million in 2025.

Depreciation and amortization expenses increased by $36 million, or 5.0%, to $754 million in 2026 from $717 million in 2025.

North America Segment

Operating expenses increased by $173 million, or 5.9%, to $3.1 billion in 2026 from $2.9 billion in 2025.

This increase was caused by:
•$107 million - higher fuel prices
•$78 million - 2.7% capacity increase in ALBDs

Selling and administrative expenses increased by $36 million, or 8.3%, to $472 million in 2026 from $436 million in 2025.

Depreciation and amortization expenses increased by $27 million, or 5.9%, to $489 million in 2026 from $461 million in 2025.

Europe Segment

Operating expenses increased by $54 million, or 4.2%, to $1.4 billion in 2026 from $1.3 billion in 2025.

This increase was caused by:
•$42 million - higher fuel prices
•$18 million - higher emission allowance costs due to an increase in the percentage of emissions subject to the ETS in 2026 compared to 2025

Selling and administrative expenses increased by $19 million, or 7.6%, to $263 million in 2026 from $244 million in 2025.

Depreciation and amortization expenses increased by $18 million, or 9.1%, to $214 million in 2026 from $196 million in 2025.

Operating Income

Our consolidated operating income decreased by $52 million to $2.2 billion in 2026 from $2.3 billion in 2025. Our North America segment’s operating income decreased by $41 million and was $1.5 billion in 2026 and 2025. Our Europe segment’s operating income decreased by $37 million to $774 million in 2026 from $810 million in 2025. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $31 million, or 9.9%, to $285 million in 2026 from $317 million in 2025. The decrease was caused by a decrease in total debt, partially offset by decreased capitalized interest.

Nine Months Ended August 31, 2026 (“2026”) Compared to Nine Months Ended August 31, 2025 (“2025”)

Revenues

Consolidated

Passenger ticket revenues made up 65% of our 2026 total revenues. Passenger ticket revenues increased by $458 million, or 3.4%, to $13.8 billion in 2026 from $13.4 billion in 2025.

This increase was caused by:
•$202 million - net favorable foreign currency translation impact
•$173 million - 1.3% capacity increase in ALBDs
•$141 million - higher ticket prices

These increases were partially offset by a decrease in air transportation revenue, representing $66 million.

The remaining 35% of 2026 total revenues were comprised of Onboard and other revenues, which increased by $513 million, or 7.4%, to $7.4 billion in 2026 from $6.9 billion in 2025.

This increase was driven by:
•$285 million - higher onboard spending by our guests
•$114 million - 1.3% capacity increase in ALBDs
•$62 million - net favorable foreign currency translation impact

North America Segment

Passenger ticket revenues made up 62% of our North America segment’s 2026 total revenues. Passenger ticket revenues increased by $148 million, or 1.7%, to $8.6 billion in 2026 from $8.5 billion in 2025. This increase was caused by a 2.5% capacity increase in ALBDs, representing $211 million, partially offset by a 0.7 percentage point decrease in occupancy, representing $57 million.

The remaining 38% of our North America segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $357 million, or 7.1%, to $5.4 billion in 2026 from $5.0 billion in 2025.

This increase was caused by:
•$251 million - higher onboard spending by our guests
•$125 million - 2.5% capacity increase in ALBDs

Europe Segment

Passenger ticket revenues made up 77% of our Europe segment’s 2026 total revenues. Passenger ticket revenues increased by $303 million, or 6.1%, to $5.2 billion in 2026 from $4.9 billion in 2025.

This increase was caused by:
•$202 million - net favorable foreign currency translation impact
•$138 million - higher ticket prices
•$49 million - 1.0 percentage point increase in occupancy

These increases were partially offset by a decrease in air transportation revenue, representing $47 million.

The remaining 23% of our Europe segment’s 2026 total revenues were comprised of Onboard and other revenues, which increased by $102 million, or 7.0%, to $1.6 billion in 2026 from $1.5 billion in 2025.

This increase was driven by:
•$62 million - net favorable foreign currency translation impact
•$34 million - higher onboard spending by our guests

Operating Expenses

Consolidated

Operating expenses increased by $755 million, or 6.3%, to $12.8 billion in 2026 from $12.0 billion in 2025.

This increase was driven by:
•$212 million - higher fuel prices
•$170 million - 1.3% capacity increase in ALBDs
•$160 million - net unfavorable foreign currency translation impact
•$103 million - nonrecurrence of gains on sale of ships in 2025
•$54 million - higher emission allowance costs due to an increase in the percentage of emissions subject to the ETS in 2026 compared to 2025

These increases were partially offset by lower fuel consumption per ALBD of $66 million.

Selling and administrative expenses increased by $178 million, or 7.3%, to $2.6 billion in 2026 from $2.4 billion in 2025.

Depreciation and amortization expenses increased by $109 million, or 5.3%, to $2.2 billion in 2026 from $2.1 billion in 2025.

North America Segment

Operating expenses increased by $372 million, or 4.7%, to $8.3 billion in 2026 from $8.0 billion in 2025.

This increase was caused by:
•$199 million - 2.5% capacity increase in ALBDs
•$153 million - higher fuel prices
•$46 million - nonrecurrence of a gain from the sale of one ship in 2025
•$23 million - higher travel agent commissions, transportation and related costs

These increases were partially offset by lower fuel consumption per ALBD of $51 million.

Selling and administrative expenses increased by $72 million, or 5.1%, to $1.5 billion in 2026 from $1.4 billion in 2025.

Depreciation and amortization expenses increased by $81 million, or 6.0%, to $1.4 billion in 2026 from $1.3 billion in 2025.

Europe Segment

Operating expenses increased by $332 million, or 8.8%, to $4.1 billion in 2026 from $3.8 billion in 2025.

This increase was driven by:
•$163 million - net unfavorable foreign currency translation impact
•$59 million - higher fuel prices
•$57 million - nonrecurrence of a gain from the sale of one ship in 2025
•$41 million - higher emission allowance costs due to an increase in the percentage of emissions subject to the ETS in 2026 compared to 2025

These increases were partially offset by lower air transportation expenses of $40 million.

Selling and administrative expenses increased by $63 million, or 8.5%, to $806 million in 2026 from $743 million in 2025.

Depreciation and amortization expenses increased by $59 million, or 11%, to $611 million in 2026 from $552 million in 2025. This increase was caused by net unfavorable foreign currency translation impacts and fleet enhancements.

Operating Income

Our consolidated operating income decreased by $70 million and was $3.7 billion in 2026 and 2025. Our North America segment’s operating income decreased by $21 million and was $2.7 billion in 2026 and 2025. Our Europe segment’s operating income decreased by $49 million and was $1.3 billion in 2026 and 2025. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Interest expense, net of capitalized interest decreased by $172 million, or 17%, to $0.9 billion in 2026 from $1.0 billion in 2025. The decrease was caused by a decrease in total debt and lower average interest rates, partially offset by decreased capitalized interest.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2026, we had $5.7 billion of liquidity including $1.2 billion of cash and cash equivalents and $4.5 billion available for borrowing under our multicurrency revolving credit facility. In addition, we had $10.7 billion of undrawn export credit facilities to fund future ship deliveries.

We had a working capital deficit of $9.1 billion and $8.9 billion as of August 31, 2026 and November 30, 2025. We operate with a substantial working capital deficit, largely due to our business model in which guest cruise ticket deposits and the advance purchases of onboard and other services are collected ahead of the sailing date and recorded as a liability until recognized as revenue with a relatively low level of accounts receivable and inventories. These customer deposits are used alongside other cash sources to fund operations, service debt, and support capital investments.

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Sources and Uses of Cash

Operating Activities

Our business provided $5.3 billion of net cash flows from operating activities during the nine months ended August 31, 2026, an increase of $603 million, compared to $4.7 billion provided for the same period in 2025. This was caused by an improvement in our earnings with $2.7 billion of net income in 2026 compared to $2.3 billion of net income in 2025, as well as the nonrecurrence of gains from the sale of one North America segment ship and one Europe segment ship in 2025 and other working capital changes, partially offset by the nonrecurrence of losses on debt extinguishment in 2025.

Investing Activities

During the nine months ended August 31, 2026, net cash used in investing activities was $2.2 billion. This was caused by:
•Capital expenditures of $2.1 billion principally attributable to ship improvements, our ongoing new shipbuilding program and development of our portfolio of exclusive destinations
•Advances of $50 million to two of our equity method investments

During the nine months ended August 31, 2025, net cash used in investing activities was $1.8 billion. This was caused by:
•Capital expenditures of $2.1 billion primarily attributable to ship improvements and developments in our port destinations and exclusive islands
•Proceeds of $312 million substantially all from the sales of one North America segment ship and one Europe segment ship
•Advances of $90 million to one of our equity method investments

Financing Activities

During the nine months ended August 31, 2026, net cash used in financing activities of $3.8 billion was driven by:
•Repayments of $2.2 billion of long-term debt
•Debt issuance costs of $51 million
•Dividends of $618 million
•Share repurchases of $929 million

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

(in billions)	2026	2027	2028	2029	2030	Thereafter
Future export credit facilities at August 31, 2026	$—	$1.3	$1.3	$1.7	$1.5	$4.9

Our export credit facilities contain various financial covenants as described in Note 3 - “Debt”. At August 31, 2026, we were in compliance with the applicable covenants under our debt agreements.

Supplemental Guarantor Financial Information

On September 29, 2026, we expect to file a Shelf Registration Statement on Form S-3 with the SEC, pursuant to which Carnival Corporation Ltd. may from time to time offer debt securities, which may be unconditionally guaranteed, jointly and severally on an unsecured basis by its wholly owned consolidated subsidiary, Carnival UK Ltd.

The following summarized financial information reflects, on a combined basis, the assets, liabilities, and results of operations of Carnival Corporation Ltd. and Carnival UK Ltd. (the “Obligor Group”). Intercompany balances and transactions among the Obligor Group have been eliminated. Amounts attributable to the Obligor Group’s investment in consolidated subsidiaries of Carnival Corporation Ltd. or Carnival UK Ltd. (the “Non-Obligor Subsidiaries”) have been excluded.

	Nine Months Ended August 31, 2026	Year Ended November 30, 2025
Revenues	$9,636	$12,910
Operating income	$1,604	$2,080
Net income	$790	$297

	August 31, 2026	November 30, 2025
Current assets - excluding due from Non-Obligor Subsidiaries	$1,876	$2,565
Current assets - due from Non-Obligor Subsidiaries	$3,093	$4,926
Noncurrent assets	$24,840	$22,409
Current liabilities	$6,469	$7,265
Noncurrent liabilities	$22,022	$24,066

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

August 31, 2026
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

Our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2026, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the Form 10-K, and there has been no material change to these risk factors since the Form 10-K filing. These risks should be carefully considered, and could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

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

During the three months ended August 31, 2026, purchases of Carnival Corporation common shares pursuant to the Repurchase Program were as follows:

Period	Total number of shares purchased (a) (in millions)	Average price paid per Common Share	Maximum dollar value that may yet be purchased under the Repurchase Program (in millions)
June 1, 2026 through June 30, 2026	3.8	$27.82	$2,005
July 1, 2026 through July 31, 2026	8.9	$26.74	$1,768
August 1, 2026 through August 31, 2026	7.6	$26.98	$1,562
Total	20.3	$27.03

(a)No shares were purchased outside of the Repurchase Program.

Item 5. Other Information.

Trading Plans

During the quarter ended August 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
X

Interactive Data File

101
The consolidated financial statements included in Carnival Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, as filed with the Securities and Exchange Commission on September 29, 2026, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2026 and 2025;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2026 and 2025;				X
	(iii) the Consolidated Balance Sheets at August 31, 2026 and November 30, 2025;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2026 and 2025;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2026 and 2025;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page included in Carnival Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, as filed with the Securities and Exchange Commission on September 29, 2026, formatted in Inline XBRL (included as Exhibit 101).

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

September 29, 2026